Form 10QSB
period 1999-09-30
MAS ACQUISITION VIII CORP
filed 1999-12-01
CIK 1081370

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - September 30, 1999

          				OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from

            		Commission file number 0-25881

	                MAS Acquisition VIII Corp.
              (Name of Small Business Issuer in its charter)



                Indiana                                       35-2065470
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                      Identification Number)


     168 South Park Street, San Francisco, California    94107
     (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code: (415) 908-1000



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

     As of September 30, 1999, the Registrant has outstanding 13,500,000 shares of Common Stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                        GHIRARDO CPA
     7200 Redwood Blvd, Suite 403, Novato, California 94945
                     www.ghirardocpa.com
Telephone: (415) 897-5678               (415) 897-5030 facsimile

To the shareholders of NetStaff, Inc.

We have compiled the accompanying balance sheet of NetStaff, Inc. (a development stage company) at September 30, 1999, and the statement of operations for the nine month period then ended, the three month period then ended, the three month period ended September 30, 1998, and the period from June 21, 1996 (inception) to September 30, 1999, the statement of shareholders' equity (deficiency) for the nine month period ended September 30, 1999, and the statement of cash flows for the nine months ended September 30, 1999 and the period from June 21, 1996 (inception) to September 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accounts.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying compiled financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the statements, information and footnotes required by generally accepted accounting principles for complete financial statements.


/s/ Ghirardo
Ghirardo CPA
November 27, 1999

                                 NETSTAFF, INC.
                          (a development stage company)
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999

                                   ASSETS


CURRENT ASSETS
     Cash                                          $           (499)
     Loans to officers                                       36,351
     Prepaid expenses                                         9,000
                                                   -----------------

          Total current assets                               44,852
                                                   -----------------
FIXED ASSETS
     Computer equipment                                      43,800
     Proprietary software                                   132,609
     Furniture and equipment                                 15,141
     Leasehold improvements                                   7,774
                                                   -----------------
                                                            199,324

     Accumulated depreciation                               (16,943)
                                                   -----------------
                                                            182,381

ORGANIZATIONAL COSTS, net of amortization                        33

TRADEMARKS, net of amortization                              15,433
                                                   -----------------

               TOTAL ASSETS                        $        242,699
                                                   =================

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and other liabilities        $        223,123
     Short-term notes payable                               115,100
                                                   -----------------
Total current liabilities                                   338,223

SHAREHOLDERS' EQUITY

     Common stock $.001 par value, authorized
       100,000,000 shares 13,500,000 issued
       and outstanding                                      831,256

     Retained Earnings (accumulated deficit)               (926,780)
                                                   -----------------
                                                            (95,524)
                                                   -----------------
TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY          $        242,699
                                                   =================

                                    NETSTAFF, INC.
                             (a development stage company)
                                STATEMENT OF OPERATIONS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                      Nine months    Three months   Three months   Inception
                         ended          ended           ended       through
                     Sept. 30, 1999 Sept. 30, 1999 Sept. 30, 1998 Sept. 30, 1999
INCOME                                                 $5,000        $15,600

EXPENSES
 Payroll and
    payroll taxes       $ 2,376         $2,376          7,979         282,882
 Advertising and
    Promotional          22,326         22,325          1,250          80,352
 Communications          17,689         11,249          1,378          76,496
 Consulting/advisors     57,917          7,417          2,000          90,339
 Corporate taxes            157            157              0           1,692
 Depreciation and
     amortization         8,203          2,742          2,293          17,840
 Equipment                1,756            246          1,231          27,931
 Insurance                 (207)          (207)             0           2,609
 Office and other
     expenses             1,381         (2,362)           473           50,701
 Professional fees       64,281         73,415          6,657          148,358
 Rent                    25,996         11,603              0          164,719
 Travel and
     entertainment       27,414         27,414          4,650           53,035
                      -------------- -----------   -----------     -----------

    Total Expenses      229,289        156,375         27,911          996,954
                      -------------- -----------   -----------     -----------
       Loss before
       other income
        (expense)      (229,289)      (156,375)       (22,911)        (981,354)

OTHER INCOME (EXPENSE)

 Office sublease income  54,630         24,240              0           76,313
 Forgiveness of debt      5,000              0              0            5,000
 Interest expense       (14,163)        (6,492)        (3,200)         -26,739
                 ---------------   ------------    -----------     -----------

    Total other
    income (expense)     45,467         17,748         (3,200)          54,574
                 ---------------   ------------    -----------     -----------

        NET LOSS      ($183,822)     ($138,627)      ($26,111)       ($926,780)
                 ===============   ===========     ===========      ===========

Weighted Average Common Shares Outstanding    7,842,887
                                              =========
Net Loss Per Common Share Outstanding            ($0.02)
                                              =========

                          See accountants' compilation report

                              NETSTAFF, INC.
                      (a development stage company)
                STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                 Preferred stock       Common stock
                                 ---------------      ---------------
                                 Shares              Shares
                                 Issued   Amount     Issued  Amount      Deficit
                                 -------- -------  --------- -------- ----------
Pre-Merger "Absorbed" NetStaff
Activity

Balance, January 1, 1999         35,000   $35,000  1,449,745 $560,256 ($742,892)

Common stock issued                                   50,593   75,000

Notes payable conversion                             134,167  161,000

Preferred stock conversion      (35,000)  (35,000)    35,000   35,000
                                --------  --------    ------   ------
Balance Immediately Before Merger     0        $0  1,669,505 $831,256
                                ======== ========= ========= ========
Surviving Company Activity

Balance, January 1, 1999
                                                                            (66)
Conversion of pre-merger NetStaff
shares for 5.0943 shares each of Surviving
NetStaff company stock                             8,505,000 $831,256

Additional common stock issued                     4,995,000


Net loss for the nine months
ended September 30, 1999                                              ($183,822)
                                                  ---------- -------- ----------
Balance, September 30, 1999                       13,500,000 $831,256 ($926,780)
                                                  ========== ======== ==========


                         See accountants' compilation report

                            NETSTAFF, INC.
                      (a development stage company)
                        STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                           Nine months            Inception
                                             ended                 through
                                        September 30, 1999  September 30, 1999
Cash flows from
operating activities:
    Net loss                                ($183,822)               ($926,780)
    Adjustments to reconcile
     net loss to net cash
        used in operating activities:
          Depreciation and amortization         8,203                   17,840
          (Increase) in prepaid expenses            0                   (9,000)
          Issuance of stock for services       38,000                   38,000
          Increase in accounts payable         23,646                  213,109
                                             --------                ----------
               Total adjustments               69,849                  259,949
                                             --------                ----------
          Net cash used in
            operating activities             (113,973)                (666,831)
                                             --------                ----------
Cash flows from investing activities:
    Acquisition of fixed assets                (2,525)                (199,324)
    Acquisition of trademark asset                  0                   (6,269)
    Gross organization costs                      (80)                     (80)
                                             ---------               ----------
          Net cash used in
            investing activities               (2,605)                (205,673)
                                             ---------               ----------
Cash flows from financing activities:
    (Increase) in officer note receivable     (36,351)                 (36,351)
    Increase in notes and loans payable       115,100                  115,100
    Long term debt conversion to common stock       0                  161,000
    Preferred stock conversion to common stock      0                   35,000
    Additional paid in capital
       converted to common stock                    0                  560,256
    Issuance of common stock                   37,000                   37,000
                                              -------                  -------
           Net cash provided by
              financing activities            115,749                  872,005
                                              -------                  -------
Net decrease in cash and cash equivalents        (829)                    (499)

Cash and cash equivalents at beginning of year    330                        0
                                              -------                   -------
Cash and cash equivalents at end of year        ($499)                   ($499)
                                              ========                  =======
Supplemental disclosures:
    Interest paid                              $1,446                   $5,322
                                              =======                   =======
    Income taxes paid                            $157                   $1,692
                                              =======                   =======

                    See accountants' compilation report

                                     NETSTAFF, INC.
                             (a development stage company)

                             NOTES TO FINANCIAL STATEMENTS

                         NINE MONTHS ENDED SEPTEMBER 30, 1999


Summary of significant accounting policies:

Business activity:

NetStaff, Inc. (the Company) is engaged in the business of providing an Internet-based multiple listing service for the professional staffing industry.

Cash and equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Equipment and improvements:

Equipment and improvements are carried at cost. Depreciation is computed under straight-line methods principally over seven years. Expenditures for major improvements that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

The Company has capitalized software development costs totaling $132,609. The Company will start to amortize these costs once operation has commenced.

Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes:

The Company may have available net operating loss carry forwards of approximately $930,000 for tax purposes to offset future taxable income. Estimated deferred tax assets relating to these net operating losses have been fully reserved by valuation allowances because of the uncertainty of realization through future income and the change in ownership which, under the Internal Revenue Code, could limit these carry forwards or disallow them entirely.

                                 NETSTAFF, INC.


                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 1999


Commitment:

The Company is obligated under a net lease for its office location. The lease expires May 31, 2002.

The minimum lease payments under the above lease are as follows: $49,400 for the year ended December 31, 1999, $51,800 for the year 2000, $54,200 for the year 2001, $23,000 for the year 2002.

Rent and related expenses amounted to $25,996 for the nine months ended September 30, 1999.

The Company has sublet a portion of the premises to an outside non-related company. The lease expires December 31, 1999. The annual rental approximates $97,200. The sub-rental income for the nine months ended September 30, 1999 is $54,630.


Legal proceedings:

One of the Company's officers and one of its directors have been named as defendants in a breach of contract action, seeking $21,000 plus punitive damages. The individuals have answered the complaint and made cross-claims against the plaintiff. A default judgment has been entered against the individual defendants who intend to seek a court order to set aside the default. Although the Company is also a named defendant and has answered the complaint, the action has not proceeded further with respect to the Company. The Company has not accrued any amounts in its financial statements at September 30, 1999 relating to the action.


Debt:

The Company is obligated under various notes payable for $115,100 at various interest rates of between 6% and 12%. These notes all are due within one year. Interest has been accrued through September 30, 1999.

Prior to the merger (discussed below), $161,000 of long term debt was converted into common stock. The accrued interest payable remains payable to the lenders, and is considered a current obligation.

                                 NETSTAFF, INC.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS

                       NINE MONTHS ENDED SEPTEMBER 30, 1999



Stockholders' equity:

Prior to the merger (discussed below), two shareholders purchased 2,118 shares each of Company stock at $10,000, each. The Company holds a right of first refusal to purchase these shares before sale or transfer to an outside party. In addition, three shareholders were issued a total of 36,000 shares of pre merger common stock for services provided to the Company.

On September 15, 1999, the Company entered into a stock exchange agreement with MAS Acquisition VIII Corp., an Indiana Corporation (MAS), whereby the Old Company agreed to merge into MAS, pursuant to a tax free reorganization. MAS became the surviving corporation and changed its name to NetStaff, Inc. (New Company). Pursuant to the terms of the agreement, each common share of the Old Company was converted into 5.0943 common shares of New Company.
A total of 1,669,505 shares of common stock of the Old Company was converted into 8,505,000 common shares of New Company. At the closing, there were 13,500,000 shares of the common stock of New Company issued and outstanding. The common shares of New Company issued in connection with the conversion have not been registered under the Securities Act of 1933, as amended.

Prior to the merger, the MAS Articles of Amendment of the Articles of Incorporation were approved and filed on September 1, 1999 increasing the number of authorized shares of common stock from 80,000,000 to 100,000,000 shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion should be read in conjunction with the accompanying Compiled Financial Statements and related notes thereto.

Forward Looking Information.

The Private Securities Litigation Reform Act of 1995 (the "Reform Act') provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that would cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Reform Act. Except for the historical information contained herein, the matters discussed in this Form 10-QSB quarterly report are forward-looking statements that involve risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that can cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward-looking statements or elsewhere herein.


Financials.

The following discussion should be read in conjunction with the Financial Statements appearing elsewhere in this filing. The financial statements, as of September 30, 1999, and for the nine months then ended, are unaudited and are not necessarily indicative of theresults that may be expected for the year ended December 31, 1999. In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the Company's financial position and results of operations. These unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 1998.

MAS Acquisition VIII Corp. (which is referred to in this filing as the "Company") was substantially inactive in the year ended December 31, 1998 and the period ended June 30, 1999, and became active upon its merger on September 15, 1999, with NetStaff, Inc., when it began to operate NetStaff, Inc.'s business. Accordingly, the information which follows reflects the business and operations of NetStaff, Inc. for the period from its inception until its merger into the Company on September 15, 1999. Information provided for any period after September 15, 1999, including information with respect to the nine months ended September 30, 1999, is provided on a pro forma basis as if the Company's merger with NetStaff, Inc. had occurred as of January 1, 1999.


General Overview.

The Company is in the business of providing an Internet-based multiple listing service for the professional staffing industry. The Company brings together the resources of the staffing industry with the needs of the corporate human resources community. Its products, including NetStaff MLS, NetStaff SCOnline for staffing companies and NetStaff HROnline for HR professionals, all focus on linking forward thinking staffing companies with the fast-paced, growing companies that need them. The Company's web portal www.netstaff.com offers content and links relevant to the needs of the staffing industry professional. The Company believes that its products and services will transform the way the staffing industry operates.


Capital Resources.

The Company has incurred significant net losses and negative cash flows from its inception as a development stage company, as a result of the development of its NetStaff business model and operations. The Company has funded these losses primarily from cash investment by the Company's founders with repayment by the issuance of common stock to the Company's founders and loans by third parties. The Company expects to conclude, in the fourth quarter 1999, a limited license agreement, granting the exclusive territorial rights for the multiple listing service of the Company in a foreign country, pursuant to which the licensee which will pay a fee of US$2,000,000 over the term of the license. The Company anticipates receiving the first installment of the fee upon conclusion of the license in December 1999. The Company believes that this license fee together with income from operations will be sufficient to carry on its business through September 2000. The Company will be dependent in the foreseeable future on raising capital on a debt or equity basis to meet its operating expenses and propel its strategic sales and marketing plans. The Company anticipates that it will be able to continue to obtain working capital through the proceeds of equity or debt financing on a private basis, and may also consider exploring the availability of equity financing through a public offering.


Operations.

The Company's revenues increased from $5,000 for the three months ended September 30, 1998, to $15,600 for the three months ended September 30, 1999, as a result of the Company's initial marketing efforts.

Total expenses for the three months ended September 30, 1999 came to $154,375, as compared to $27,911 incurred during the comparable time frame in 1998 (see the Statement of Operations in the accountant's compilation report). The major increase in expenses is mainly attributable to increases in professional fees ($66,758 increase), advertising/promotional ($21,075 increase), rent ($11,603 increase), and travel/entertainment ($22,764). These increased expenses of the Company resulted primarily from employment of third party professionals and independent contractors to meet the company's development, technical and financial demands on a timely basis, as well as associated costs relating to the launch and initial implementation of its sales and marketing strategies. The travel/ entertainment expense increase is due to participation in trade shows and conventions for the staffing industry.


Year 2000 Compliance.

Year 2000 ("Y2K") issues relate to the ability of computer hardware and software to respond to the problems posed by the fact that computer programs have traditionally been written using two digits rather than four to define the applicable year. As a consequence, unless modified, computer programs and systems will not be able to differentiate between the year 2000 and 1900. The failure to address the problem could result in system failures and the generation of erroneous data.

The Company has assessed the potential impact of Y2K issues on the processing of date-sensitive information by the Company's information systems, operational systems and other ancillary systems. While there can be no assurance that all Y2K issues will be satisfactorily identified and resolved, the Company currently believes, based on internal evaluations and discussions with its information systems vendors, that Y2K issues will not have a material adverse effect on the Company or on the results of its operations.

The major Y2K risk may come from the Company's usage of third-party products. The Company's system is based on Microsoft Windows NT operating system running a Microsoft SQL database being driven by Borland's Delphi software. These third-parties vendors claim their products to be Y2K compliant, and, the Company has no reason to question this claim.

To date, the Company has not incurred any material costs historically and does not expect to incur any material costs in the future with respect to becoming Y2K compliant. However, the Company cannot predict the effect of Y2K issues on entities with which the Company transacts business (including its customers, financial institutions and vendors), and there can be no assurance that the effects of the Y2K issue on such entities will not have a material adverse effect on the Company's business, financial condition or results of operations.

The Company plans to confirm the Y2K readiness of its financial institutions, customers and vendors during the current fiscal year, to minimize the risk associated with Y2K issues. If the Company's current customers, financial institutions or vendors are unable to confirm Y2K compliance, then the Company shall use its best efforts to seek parties which can confirm Y2K compliance with which to transact business.

The above information is based on the Company's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and possible as yet unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and costs of personnel trained in this area, the ability to locate and correct all affected computer codes, the timing and success of remedial efforts of the Company's third party suppliers and customers and similar uncertainties.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  The Company filed a current report on Form 8-K dated September 16, 1999 during the quarter ended September 30, 1999.

SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NetStaff, Inc.



Date: November 30, 1999

                           By: /s/ Patrick Rylee
                               ----------------------------------
                               Patrick Rylee, President, CEO
			       and Director