Form 10KSB
period 1999-12-31
NETSTAFF INC/IN
filed 2000-05-08
CIK 1081370

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:                     COMMISSION FILE NUMBER: 0-25881
December 31, 1999

                                 NETSTAFF, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

              INDIANA                                  35-2065470
     (STATE OR OTHER JURISDICTION                    (IRS EMPLOYER
         OF INCORPORATION)                       IDENTIFICATION NUMBER)

                                 168 SOUTH PARK
                             SAN FRANCISCO, CA 94107
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (415) 908-1000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

              SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form, 10-KSB or any amendment to this Form 10-KSB. [ ]

        State issuer's revenues for its most recent fiscal year: $500

        The number of shares of Common Stock outstanding as of April 28, 2000 was 13,500,000. The aggregate market value of the Common Stock of the registrant held by non-affiliates, as of April 28, 2000, was approximately $8,477,410 based on the average bid and asked prices for such Common Stock as reported on the OTC Bulletin Board.

       Documents incorporated by reference: None

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

Item                                                                       Page

                                     PART I

1.       Description of Business..........................................    1

2.       Description of Property..........................................   27

3.       Legal Proceedings................................................   28

4.       Submission of Matters to a Vote of Security Holders..............   28

                                     PART II

5.       Market for Common Equity and Related Stockholder
          Matters.........................................................   28

6.       Management's Discussion and Analysis or Plan of
          Operation.......................................................   33

7.       Financial Statements.............................................   38

8.       Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure.........................................  38

                                    PART III

9.       Directors, Executive Officers, Promotions and Control Persons;
          Compliance With Section 16(a) of the Exchange Act...............   39

10.      Executive Compensation...........................................   42

11.      Security Ownership of Certain Beneficial Owners and Management...   44

12.      Certain Relationships and Related Transactions...................

13.      Exhibits and Reports on Form 8-K.................................   47
         Signatures.......................................................   50
         Financial Statements.............................................  F-1
         Index to Exhibits................................................   65

This Annual Report on Form 10-KSB contains express or implied forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission ("SEC"), in its press releases, periodic conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "projects," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, the Company's limited operating history, unpredictability of operating results, intense competition in various aspects of its business, the risks of rapid growth, the Company's dependence on key personnel, uncertainty of product/service acceptance, changes in laws and regulations, changes in economic conditions and an inability to obtain financing, as well as those discussed elsewhere in this Form 10-KSB. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to publicly update, review or revise any forward-looking statements to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements is based.

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

ORGANIZATION

               NetStaff, Inc. was incorporated in Indiana on October 7, 1996, as MAS Acquisition VIII Corp. ("MAS"). MAS acquired NetStaff, Inc., a Delaware corporation ("NetStaff Delaware"), which was incorporated June 21, 1996, and the entities were combined, pursuant to a Stock Exchange Agreement, dated September 15, 1999 (the "Stock Exchange Agreement"), that provided for the merger of NetStaff Delaware with and into MAS as the surviving entity, pursuant to a tax-free reorganization in accordance with Sections 354 and 368 of the Internal Revenue Code, as amended. Under the terms of the Stock Exchange Agreement, one share of the common stock of NetStaff Delaware was to be converted into 5.0943 shares of common stock, par value $0.001 per share (the "Common Stock") of MAS.

               In September 1999, in anticipation of the transactions set forth in the Stock Exchange Agreement, MAS had increased the number of authorized shares of Common Stock from 80 million to 100 million, effected an 11 for 1 forward split of its Common Stock and accepted the return of, and canceled, 88,722,800 shares of Common Stock from the sole director and officer of MAS.

               In addition, in September 1999, coincident with the signing of the Stock Exchange Agreement, and in furtherance of the transactions contemplated therein, MAS changed its name to NetStaff, Inc. and also changed its fiscal year end from March 31 to December 31. Further, pursuant to the terms of the Stock Exchange Agreement, the sole director and officer of MAS resigned, and the management of NetStaff Delaware filled the vacancies.

               When used in this Report, unless the context requires otherwise, the terms "Company" and "NetStaff" refer to NetStaff, Inc., an Indiana corporation (formerly known as MAS Acquisition VIII Corp.).

               The closing of the Stock Exchange Agreement was effected on December 17, 1999, at which time, among other things, 1,669,505 shares of common stock of NetStaff Delaware, representing all the issued and outstanding shares of NetStaff Delaware, were exchanged for 8,505,000 shares of Common Stock of the Company. The 8,505,000 shares of Common Stock issued by the Company in the exchange were not registered under the Securities Act of 1933, as amended (the "Securities Act"), are "restricted securities" as defined therein and are subject to the limitations of Rule 144 promulgated thereunder. After the issuance of the 8,505,000 shares of Common Stock, the Company had a total of 13,500,000 shares of Common Stock issued and outstanding.

               Prior to the merger with NetStaff Delaware, the Company had no significant operations and had never commenced any operational activities. Upon the closing of the Stock Exchange Agreement, the Company acquired and assumed the properties, intellectual property rights, operations, assets, liabilities and obligations of NetStaff Delaware.

               The Company's principal offices are located at 168 South Park, San Francisco, CA 94107. The Company's main telephone is (415) 908-1000; its facsimile number is (415) 908-1010; and its Website is WWW.NETSTAFF.COM.

OVERVIEW

               The Company is an Internet-based business-to-business electronic commerce firm that provides a first to market, unique proprietary multiple listing service for its target market: the professional staffing and recruiting industry. The Company's Website at WWW.NETSTAFF.COM also provides an Internet portal, catering to the human resource professional.

ONLINE RECRUITING MARKET

               The emergence of the Internet has created an opportunity to connect staffing and recruiting companies with employers and hiring companies more efficiently and cost effectively when compared to traditional recruiting methods. Online recruiting can automate the recruiting process, providing more informative and responsive real-time interaction between staffing and recruiting companies and employers and hiring companies, and has the potential to lower the cost and time to fill open positions. Staffing and recruiting companies, as well as employers, are empowered with access to an aggregation of information about employment opportunities worldwide not previously available to them in one place. In addition, Internet-based solutions may replace more expensive client/server recruiting software and change the way companies manage and distribute information about employment openings throughout their organizations.

MARKET OPPORTUNITY

               The Company believes that most of the advantages offered by Internet technology have not been fully applied to the professional recruiting and staffing market. While online job boards have improved the aggregation of job postings and job seekers, they have not fundamentally improved workflow throughout the recruiting process between and among professional staffing companies and employers. Additionally, few Web-based commercial software applications are available to help employers manage their internal recruiting processes. The Company also believes that most employers and hiring companies are in the early stages of understanding how to use the Internet to increase their competitiveness in recruiting.

               Apart from the circumstance that no site actually targets the professional staffing and recruiting market, the Company believes that the current Internet-based recruiting offerings also suffer from a number of limitations, including, among others:

        - Lack of Privacy. Most online recruiting solutions do not allow job seekers to restrict access to their resumes. Thus, the Company believes many experienced, qualified professionals will not post their resumes on a job board if there is a chance that they may be detected by their current employers.

        - Lack of Screening Process. Many of the current online job boards offer no or only limited testing and screening capabilities. Many sites stress the size of their resume database and the number of people who visit the site each month. This focus on quantity rather than quality results in the recruiter receiving an excessive amount of unwanted resumes. There is simply no real screening mechanism, resulting in a database of unscreened, and, thus, potentially unqualified candidates.

        - Limited Utility for the HR Professional. Many online offerings are simply job boards, whose function is only to attract candidates without providing employers or hiring companies with the tools they need to manage the staffing and recruiting process within their organizations. Additionally, these job boards generally lack the ability to help employers compile and analyze candidate data.

        - Unfavorable Pricing Model. Many staffing or recruiting company Websites charge employers and hiring companies to post potential employment opportunities for a fixed period of time on a price-per-post basis. The Company believes that such a model lacks an understanding of the underlying market dynamics, especially at this time in the United States economy. For employers or hiring companies with ongoing recruiting needs, this model appears to be grossly inefficient and unnecessarily expensive: openings that have been filled remain posted, attracting unwanted applicants; while unfilled openings need to be posted again and again until someone is hired.

        The Company believes that its products and services do not suffer from these limitations, and is convinced that an opportunity exists to become the market leader in online professional staffing and recruiting solutions.

PRODUCTS AND SERVICES

-       The NetStaff(R) Multiple Listing Service

The NetStaff(R) Multiple Listing Service ("NetStaff MLS") aggregates the various candidate databases of the Company's client staffing companies. The NetStaff MLS also allows an employer or hiring company to simultaneously search the candidate databases of multiple staffing companies.

The NetStaff MLS offers:

- A browser-based application which can be accessed from any computer in the world by logging on to the Company's Website at WWW.NETSTAFF.COM.

-       A user-friendly interface with no downloads required.

-       No enrollment fee.

-       Fees charged only upon successful completion of candidate placement.

- Instant online access to multiple staffing companies' screened candidates.

- A unique niche in the human resources industry by accelerating hiring and recruiting efficiencies through the combined capabilities of localized staffing companies with its up-to-the-second, centralized Internet database resources.

The Process at a Glance

An employer or hiring company advertising an open position is often sent hundreds or even thousands of unscreened resumes that must be sorted through. Once the resume pool is narrowed down to a stack of qualified candidates, the time-consuming task of making contact with each candidate begins.

The employer or hiring company may also use a staffing company to provide potential hirees. However, the staffing industry is very fragmented with over 20,000 staffing companies in the United States. The industry is dominated by owner operated firms, with over 80% of the industry's revenue realized by independent agencies. An employer seeking to fill an open position typically deals with this cottage industry environment by using multiple staffing companies to meet its needs. Indeed, a large employer or hiring company may have fifteen or twenty different staffing companies with which it conducts business. Each of those companies, in turn, would search through its own individual database for potential candidates to present to the employer or hiring company.

Alternatively, the employer or hiring company may conduct multiple searches on the various resume posting services now available over the Internet. The Internet job sites with which most businesses and individuals are most familiar are posting boards where individuals can directly submit their resume to a company advertising a position. There is no review process, so the employer is often besieged by resumes sent from qualified and unqualified candidates. There is also no mechanism for qualifying the source or integrity of the resume. Generally, the employer or hiring company is charged a fee for posting the open position that ranges from $250 to $5,000. The employer or hiring company then must dedicate a small army of human resource professionals to sift through the responses.

Examples of job posting boards described above are:

-       Hot Jobs             www.hotjobs.com

-       MonsterBoard         www.monster.com

-       Career Mosaic        www.careermosaic.com

However, the revenue models that the above companies rely on are based on advertising and job posting fees. Their sites are mass marketed in order to attract as many eyeballs as possible. This actually works to the detriment of the employer since mass marketing results in a higher workload for the employer.

The NetStaff Solution

The NetStaff MLS streamlines the entire process by offering the employer or hiring company an aggregated database comprised of screened candidates from multiple staffing companies. The MLS also provides an array of search parameters so that the employer or hiring company can succinctly target the candidate best qualified for an open position.

Prior attempts at database integration have failed because of the confidential nature of the candidate lists from the various staffing companies. The Company's MLS deals with this in two ways:

- The names and addresses are blacked out on the candidate resumes so that the employer or hiring company must go through the staffing company to set up an interview.

- NetStaff is not a staffing company. It is not in direct competition with staffing companies that place candidates into the NetStaff MLS.

The Company believes its Web-based integration of the databases of various staffing companies into one multiple listing service provides a unique opportunity for market aggregation.

In addition to the time savings realized by performing one consolidated search instead of ten, fifteen or more searches, an employer or hiring company using the NetStaff MLS will realize efficiencies because the database is comprised of candidates that have been included specifically because they have been screened previously by a staffing company. This obviates spending unnecessary time and effort sifting through hordes of unqualified applications.

If an employer or hiring company fills a position with a candidate found in the NetStaff MLS, the employer or firm pays the staffing company who provided such candidate to the MLS a standard industry fee of 30-35% of the candidate's first year's salary. In turn, the staffing company pays the Company a referral fee equal to 3-5% of the candidate's first year's salary.

-       The NetStaff Portal

The Company is in the process of transforming its Website into a portal catering to the human resource and staffing industry professional.

The portal includes access to the NetStaff MLS, as well as other content-rich areas that are of importance professionally and personally to the human resource and staffing industry target market.

Examples of content currently provided or anticipated in the foreseeable future are:

-       Staffing industry news

-       Legislative updates

-       Continuing education programs

- Stock reports / The NetStaff 50, tracking staffing firms traded on public exchanges

- "Ask a Staffing Professional" advice column, guest-hosted by the Company's clients

-       Posting board

-       Relevant industry-related links.

The goals of portal implementation are to:

-       Breed customer familiarity with the Company's services

-       Develop and market brand equity

-       Increase the "stickiness" for the site to support the NetStaff MLS

- Brand the Company as a major professional staffing industry information resource.

The portal is not intended to be a site for the masses. The portal is very specific in its scope and will be aggressively promoted to its intended niche audience. Moreover, regardless of where the viewer is within the Company's Website, there will be prompts that will point him/her to the NetStaff MLS.


-       NetStaff Private Label Services

The Company anticipates providing a private label service for both segments of its market: the employer or hiring company; and the staffing or recruiting company. To quickly gain critical mass, the Company currently does not charge initial enrollment fees for these services but anticipates such enrollment fees will be charged in the near future. The NetStaff Private Label sites function as though it were integrated into the customer or client's intranet. The Private Label provides, for each of its employer or staffing company clients, the client's own home page that displays the client's name, logo, and corporate colors.

        - NetStaff HR Private Label: From this interface, an employer or hiring company can recruit candidates and have them apply directly into its own unqualified section of the MLS database. The employer can also directly input the candidate record into the system. One job order by an employer will allow the user to search the employer's internal applicants, its internal screened candidates, its primary staffing company vendors (if registered with the Company), and the NetStaff MLS. A reporting system is available so human resource managers in the employer's or hiring company's office can monitor company department activity.

        - NetStaff SC Private Label: Designed as an online service for staffing or recruiting companies, the NetStaff SC Private Label Service allows staffing company to recruit candidates and include them directly into the company's own unqualified section of their internal database. From there, the recruiter can interview and verify the information from the candidate record and move the candidate over to the qualified section of the database. The recruiter can also directly input the candidate record into the system. Once a candidate has been qualified, he or she can be recruited by hiring companies using the NetStaff MLS.

SALES AND MARKETING

        The Company's marketing plan has two goals: market penetration and the development of brand equity. The focus of the Company's sales and marketing efforts is geared towards two audiences: corporate human resource professionals and staffing companies.

        The Company employs a geographic rollout strategy that it believes is analogous to a model it perceives has been employed by Yahoo! which continues to hold the most visible presence on the Web. The Company has regionalized its campaigns and rolls them out incrementally. At present, the Company has targeted the San Francisco Bay Area, as the start of a fourteen major market rollout.

        The Company utilizes a variety of branding strategies to communicate to its customer base the uniqueness of the Company's services offerings, including:

- A portal Website, containing updated content relevant to the staffing professional;

-       A direct mail and print advertising campaign;

-       A media campaign via radio, television and cable shows;

- Strategic alliances and joint ventures with established industry organizations;

-       Visible trade show presence;

- Development of a high profile in human resource industry functions, conferences and events; and

        The message reinforced in these venues is that WWW.NETSTAFF.COM is not a site for the masses; it is a tool designed to help staffing professionals with placements.

PROPRIETARY RIGHTS

        The Company's success and ability to compete are dependent, in part, upon its ability to develop and maintain the proprietary aspects of its technology and operate without infringing on the proprietary rights of others. The Company has no patents or patent applications pending. Instead, the Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its intellectual property and proprietary rights. Because the Internet-related and software development industry is characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable personalized service are more important to establishing and maintaining a leadership position than the various legal protections available for the Company's technology.

        NetStaff(R) is a registered service mark of the Company. The Company also intends to develop and apply for additional trade and service marks with the United States Patent and Trademark Office.

        The Company requires employee and third-party non-disclosure and confidentiality agreements. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company cannot be certain that others will not develop technologies that are similar or superior to the Company's technology or design around the copyrights and trade secrets owned by it. Despite these precautions, it may be possible for unauthorized parties to copy portions of the Company's software products, reverse engineer, or obtain and use information that the Company regards as proprietary.

        The Company relies, in part, upon software that it licenses from third parties, including software that is integrated with its internally developed software and is used in the Company's services to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in delays or reductions until equivalent software could be developed, identified, licensed and integrated and could materially adversely affect the Company's business, operating results and financial condition.

COMPETITION

        The business-to-business electronic commerce environment in which the Company operates is still evolving and subject to rapid change. Currently, the Company competes principally on the basis of the specialized nature and uniqueness of its services. The Company believes the in-depth industry knowledge embedded in the design and functionality of its services, its cost-effective fee schedule, and the accessibility of its services to potential customers on both the hiring company and staffing company sides of the industry are competitive advantages for it. Additionally, the Company believes that it is the first to market and has the only Internet-based electronic commerce solution today for the professional staffing and recruiting industry.

        The market for online recruiting and staffing solutions is competitive and highly fragmented. The Company expects competition to increase because the market poses no substantial barriers to entry. The Company anticipates that its ability to compete depends upon many factors both within and beyond its control, including:

- the timing and market acceptance of new solutions and enhancements to existing solutions developed either by the Company or its competitors;

-       service and support efforts;

-       sales and marketing efforts; and

- the ease of use, performance, price and reliability of solutions developed either by the Company or its competitors.

        The Company believes that it occupies a unique market segment in the industry as it targets professional staffing and recruiting companies and the human resources professional and not the general public nor job seekers themselves. Moreover, the Company's MLS offers screened candidates only.

        In the Company's view, it does not compete directly with companies, including recruiting search firms that offer a single database job board solution, such as Monster.com, as well as newspapers, magazines and other traditional media companies that provide online job search services, such as CareerPath.com. The Company also believes that it is in a different market space and, thus, does not compete with large Internet information hubs, or portals, such as Excite@Home, recruiting software companies such as Webhire, Inc. or job fair companies such as TechExpo Corporation. However, the Company recognizes that certain investors and others may see such companies as providing solutions to the issue of staffing that may potentially offer an alternative, or be a complement, to the solutions offered by the Company.

        The Company may experience competition from potential customers to the extent that they develop their own online recruiting and staffing offerings internally. The Company expects to face competition at some point, as other established and emerging companies, including print media companies and recruiting and staffing companies with established brands, enter the online recruiting market.

        Many of the Company's potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and larger customer bases than the Company does. These factors may allow them to respond more quickly than the Company can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than the Company can to the development, promotion and sale of their products and services. These potential competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees and strategic partners. There can be no assurance that competitors will not develop products or services that are equal or superior to the Company's solutions or that achieve greater market acceptance than our solutions. In addition, potential competitors are making and are expected to continue to make strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive solutions.

        The Company believes that there will be rapid business consolidation in the online recruiting and staffing industry. Accordingly, new competitors may emerge and rapidly acquire significant market share. In addition, new technologies will likely increase the competitive pressures that the Company faces. The development of competing technologies by market participants or the emergence of new industry standards may adversely affect the Company's revenues and ultimately its competitive position.

        Due to competition, the Company may experience reduced margins on its products and services, loss of market share or less use of its Website by hiring and staffing companies. If the Company is not able to compete effectively with current or future competitors as a result of these and other factors, the Company's revenues could be materially adversely affected.

EMPLOYEES

               As of April 28, 2000, the Company had 14 full-time employees, of whom 8 were employed in sales and marketing, 3 in technical support, development and operations, and 3 in management, finance and administration. None of the Company's employees are represented by a union. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Company intends to double the number of employees over the next twelve months to support its business plan and growth. The Company believes that these resources will be necessary to execute on the business initiatives scheduled for the following months. While the Company, like other technology or Internet-related companies, has experienced some difficulty in attracting and retaining qualified personnel, it has been successful in attracting qualified personnel to date. There can be no assurance that the Company will be successful in attracting or retaining qualified personnel in the future.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

               There are a number of uncertainties and risk factors that may bear on the ability of the Company to achieve its business goals and reduce the possibility of successfully fulfilling its plans. These include, but are not limited to:

Risks Related To The Company's Financial Condition And Business Model

-       The Company has a limited operating history.

        The Company has not yet generated significant revenue from its business operations. As a new operating entity, the Company faces risks and uncertainties relating to its ability to successfully implement its strategy. Some of these include:

    - ability to develop and sustain revenue growth;

    - ability to increase awareness of the Company's brand;

    - managing expanding operations;

    - competition;

    - attracting, retaining and motivating qualified personnel;

    - maintaining and developing new, strategic relationships;

    - ability to anticipate and adapt to the changing Internet market and any changes in government regulation; and

    - attracting and retaining a large number of member companies for employment exchange.

        The Company also depends on the growing use of the Internet for recruiting, staffing and hiring purposes and on general economic conditions. If the Company cannot appropriately address these risks and uncertainties or is unable to execute its strategy, the Company may not be successful.

-       The Company has not been profitable and losses may continue.

        For the year ended December 31, 1999, the Company incurred a net loss of approximately $311,828. At December 31, 1999, the Company had an accumulated deficit of approximately $1,054,720. The Company expects to continue to lose money in the foreseeable future because it anticipates incurring significant expenses in connection with building awareness of the NetStaff service mark and brand, converting the Website into a staffing portal, rapidly expanding management and other personnel, developing strategic relationships and improving products and services. The Company forecasts future expense levels based on operating plans and estimates of future revenues. The Company may find it necessary to accelerate expenditures relating to its sales and marketing, products and technology, and expansion efforts or to otherwise increase the Company's financial commitment to creating and maintaining brand awareness or developing or improving its products and services. Although the Company expects its revenues to grow in the future, there can be no assurance that revenues will grow or that the Company will achieve sufficient revenues for profitability. Even if the Company does achieve profitability, there can be no assurance that the Company can sustain or increase profitability on a quarterly or annual basis in the future. If the Company's revenues grow at a slower rate than it anticipates, or if the Company's spending levels exceed its expectations or cannot be adjusted to reflect slower revenue growth, the Company may not generate sufficient revenues to achieve or sustain profitability.

- The business model is unproven and may not be adaptable to a changing market.

        If the Company is not able to anticipate changes in the online staffing and recruiting market or if its business model is not successful, the Company may not be able to expand its business or to successfully compete with other companies, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's current business model depends on recurring revenue from employers and hiring companies using the Company's Website and staffing and recruiting companies paying fees associated with a successful placement. This revenue model and profit potential in an online context are unproven. If current employers, hiring companies and staffing companies decide to discontinue their relationship with the Company, and the Company is unable to replace them with new employers and staffing and hiring companies, the Company's revenues could decrease or grow at a slower rate than expected. It is possible that the Company will be required to further adapt its business model in response to additional changes in the online staffing and recruiting market or if the current business model is not successful.

- The Company may not be able to obtain sufficient funds to grow its business and any financing may be on terms adverse to the interests of the Company's shareholders.

        The Company may need financing to continue to grow its business. If financing is not available when required or is not available on acceptable terms, the Company may be unable to fund its expansion, successfully promote its service mark or brand, develop or enhance its website, products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's ongoing business. If the Company is able to raise funds, and it does so by issuing equity securities, holders of the Common Stock may experience significant dilution of their ownership interest and holders of these securities may have rights senior to those of the current holders of the Common Stock. If the Company obtains financing by issuing debt securities, the terms of these securities could restrict or prevent the Company from paying dividends and could limit its flexibility in making business decisions.

        Because the Company expects to generate losses for the foreseeable future, it does not expect that income from its operations will be sufficient to meet its capital needs. The Company expects to raise funds in the future in order to fund its anticipated growth, more aggressive marketing programs or the acquisition of complementary businesses, technologies and services. Obtaining financing will be subject to a number of factors including: market and economic conditions; the Company's financial condition and operating performance; and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive for the Company.

Risks Related To Markets And Strategy

-       The Internet is unproven as a recruiting medium.

        If the Company is unable to compete with traditional recruiting and staffing methods, revenues could be reduced. The future of the Company's business is dependent on the acceptance by staffing and human resources professionals, hiring companies and employers of the Internet as an effective staffing and recruiting tool. The online staffing and recruiting market is new and rapidly evolving, and the Company does not yet know how effective online staffing and recruiting is compared to traditional staffing and recruiting methods. The adoption of online staffing and recruiting, particularly among those companies that have historically relied upon traditional recruiting methods, requires the acceptance of a new way of conducting business, exchanging information, advertising and fulfilling job openings. Many of the Company's potential staffing and hiring company, human resources and employer customers have little or no experience using the Internet as a staffing tool. There can be no assurance that companies will allocate or continue to allocate portions of their budgets to Internet-based recruiting and staffing. As a result, the Company cannot be sure that it will be able to effectively compete with traditional recruiting and staffing methods. If Internet-based recruiting and staffing is not widely accepted, the Company's business, results of operations and financial condition could be materially adversely affected.

-       The business model depends on use of the Internet expanding.

If Internet usage does not continue to grow, the Company may not be able to meet its business objectives. Internet usage may be inhibited by any of the following factors:

    - The Internet infrastructure may not be able to support the demands placed on it, or its performance and reliability may decline as usage grows;

    - Websites may not be able to provide adequate security and authentication of confidential information contained in transmissions over the Internet; and

    - The Internet industry may not be able to adequately respond to privacy concerns of potential users.

-       The Company may not be able to develop brand awareness.

        Brand recognition is a key differentiating factor among providers of online recruiting and staffing services, and the Company believes it could become more important as competition in the online recruiting market increases. The Company believes that continuing to build and maintain awareness of its service mark and brand name is critical to achieving widespread acceptance of its business model. The service mark and brand name are critical in efforts to sustain or increase the number of staffing and hiring companies and employers and which use the Company's Website and other services. The Company anticipates that the importance of brand recognition will increase due to the continued growth in the number of apparent competitors entering the online recruiting market. The Company may find it necessary to accelerate expenditures on sales and marketing efforts or otherwise increase its financial commitment to creating and maintaining brand awareness among potential customers and the market as a whole. If the Company does not successfully protect, promote, position and maintain its NetStaff service mark and brand, incurs significant expenses in promoting the brand and fails to generate a corresponding increase in revenue as a result of branding efforts, or encounters legal obstacles which prevent the continued use of the service mark or brand name, the Company's business, results of operations and financial condition could be materially adversely affected.

- The Company may not be able to successfully introduce new or enhanced products and services.

        The failure of any new or enhanced products and services to achieve market acceptance and generate revenue could result in a material adverse effect on the Company's revenues. The Company expects to introduce enhanced products and services in order to generate additional revenues, attract and retain more employers, attract more hiring and staffing companies to its Website and respond to competition. Any new or enhanced product or service introduced that is not favorably received could damage the Company's reputation and the perception of its service mark and brand.

- The Company will not be able to attract hiring or staffing companies if it does not continually enhance and develop the content and features of its products and services.

        To remain competitive, the Company must continually improve the responsiveness, functionality and features of its Website, products and services and develop other content, products and services that are attractive to hiring and staffing companies. The Company may not succeed in developing or introducing new content, features, functions, products or services that hiring and staffing companies find attractive at all or quickly enough. This could reduce the number of hiring and staffing companies using the Company's Website, products and services and materially adversely affect its revenues.

- The Company may lose business if it fails to keep pace with rapidly changing technologies and customer needs.

        If the Company is unable to timely and successfully develop and introduce new content, products and services and enhancements to existing content, products and services in response to its industry's changing technological requirements, the Company's revenues could be materially adversely affected. The Company's success is dependent, in part, on its ability to develop new and enhanced content, services and related products to meet rapidly evolving technological requirements for online recruiting and staffing software and solutions. New Internet-based services or enhancements which the Company may have offered or may offer in the future may contain design flaws or other defects that could require extensive modifications or result in a loss of client confidence. The Company's current technology may not meet the future technical requirements of employers, hiring and staffing companies.

        Trends that could have a critical impact on our success include:

    -   rapidly changing technology in online recruiting;

    - evolving industry standards, including both formal and de facto standards, relating to online recruiting and staffing;

    -   developments and changes relating to the Internet;

    -   competing products and services that offer increased functionality; and

    -   changes in employer, hiring company and staffing company requirements.

- The Company's business and growth will suffer if it is unable to hire and retain highly skilled personnel.

        If the Company is unable to hire and retain highly skilled personnel, its growth may be restricted, the quality of its products and services reduced and its revenues may be reduced or grow at a slower rate than expected. The Company's future success depends, in large part, on its ability to attract, train, motivate and retain highly skilled employees. Competition for highly skilled employees is intense, particularly in the Internet industry. The Company may be unable to retain its skilled employees or attract, assimilate and retain other highly skilled employees in the future. The Company has, from time to time, in the past, experienced, and it may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

- The Company may not be able to effectively manage its expanding operations.

        To execute its business plan and strategy, the Company must continue to grow significantly. If the Company is not able to expand its operations in an efficient manner, its expenses could grow disproportionately to revenues or its revenues could decline or grow at a slower rate than expected, either of which could have a material adverse effect on its business, results of operations and financial condition. The Company has recently experienced a period of rapid growth that has placed considerable demands on its managerial, operational, financial and information system resources. To continue to successfully implement its business plan and strategy in its rapidly evolving markets requires an effective planning and management process at the Company. The Company continues to increase the scope of its operations, and has grown its workforce significantly from essentially one to twelve employees from 1999 to 2000. The Company expects that the number of its employees will double in the next fiscal year and may continue to increase for the foreseeable future. The Company's growth is expected to result in increased responsibility for both existing and new management personnel. Such growth has placed, and anticipated future growth combined with the requirements the Company faces as a public company will continue to place, a significant strain on the Company's management, operations, systems and resources. The Company expects that it will need to continue to improve its financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage its workforce. The Company's success depends to a significant extent on the ability of its executive officers and other members of management to operate effectively both independently and as a group. The Company will also need to continue to expand and maintain close coordination among its products, services and technology, finance and administration and sales and marketing organizations. There can be no assurance that if the Company continues to grow, management will be effective in attracting and retaining additional qualified personnel, expanding its physical facilities, integrating acquired businesses, if any, or otherwise managing growth. There can be no assurance that the Company's information systems, procedures or controls will be adequate to support its operations or that management will be able to achieve the rapid execution necessary to successfully offer its products and services and implement the business plan and strategy. The Company's future performance may also depend on its effective integration of acquired businesses, if any. Any such integration, even if successful, may take a significant period of time and expense, and may place a significant strain on the Company's resources. If the Company is not able to manage existing or anticipated growth, its business, results of operations and financial condition will be materially adversely affected.

- A failure to establish and maintain partnerships and alliances with other Web properties could limit the growth of the Company's business.

        The Company expects to enter into arrangements with third parties to increase its database, bring traffic to its Website and enhance the NetStaff brand. The Company cannot determine with certainty whether it will be successful in entering into strategic partnerships and alliances or that any relationships, if entered into, will be on terms favorable to the Company.

- The loss of any of key management personnel could negatively impact the Company's business.

        The loss or departure of any of the Company's key employees could materially adversely affect its ability to implement its business plan and could lower its revenues or cause revenues to grow at a slower rate than expected. The Company's future success depends to a significant extent on the continued service and coordination of the Company's management team, particularly Patrick Rylee, the Company's Chief Executive Officer and President. In addition, certain members of the management team have joined within the last few months. In addition, if one or more key employees join a competitor or form a competing company, though the Company has non-competition agreements with each of its key employees, the Company may lose existing or potential clients which could have a material adverse effect on the Company's business, results of operations and financial condition. Though the Company maintains confidentiality agreements with its employees, if the Company were to lose a key employee, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its procedures, practices, new product development or client lists.

- The Company may not be able to successfully make acquisitions of or investments in other companies.

        The Company expects its growth to continue, in part, by acquiring complementary businesses, products, services or technologies. From time to time, the Company has had discussions with other companies regarding the Company acquiring, or investing in, their businesses, products, services or technologies. There can be no assurance that the Company will be able to identify suitable acquisition or investment candidates. Even if the Company does identify suitable candidates, there can be no assurance that it will be able to make acquisitions or investments on commercially acceptable terms. Acquiring other businesses and technologies involves several risks, including:

        - the availability of financing at all or on terms the Company finds acceptable;

        -       diversion of management attention from other business concerns;

        - key personnel of the acquired company may decide not to work for the Company;

        - entry into markets in which the Company has little or no direct prior experience;

        - inability to identify and acquire businesses on a cost-effective basis;

        - inability to manage and integrate acquired personnel, operations, services, products and technologies into the Company's organization effectively; and

        - inability to retain and motivate key personnel and to retain the clients or goodwill of acquired entities.

        In pursuing acquisitions, the Company may compete with competitors that may be larger and have greater financial and other resources than it has. Competition for these acquisition targets could result in increased prices. In addition, in executing an acquisition strategy, the Company may incur expenses without being able to identify suitable acquisition candidates, which could reduce the Company's profitability. Furthermore, the Company may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to the Company's existing shareholders.

Risks Related To The Internet And The Company's Technology Infrastructure

- The Company may experience reduced visitor traffic, reduced revenue and harm to its reputation in the event of unexpected network interruptions caused by system failures.

        Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of the Company's products and services or a decrease in responsiveness of its services could result in reduced visitor traffic, reduced revenue and could materially adversely affect the Company's reputation and brand. The Company's servers and software must be able to accommodate a high volume of traffic. The Company has experienced system interruptions in the past, and believes that these interruptions will continue to occur from time to time in the future. The Company believes that visitor traffic is also dependent on the timing and magnitude of advertising. The Company has experienced fluctuations in visitor traffic, including short-term reductions. Any substantial increase in demands on the Company's servers will require the Company to expand and adapt its network infrastructure. If the Company is unable to add additional software and hardware to accommodate increased demand, the Company could experience unanticipated system disruptions and slower response times. The Company's clients may become dissatisfied by any system failure that interrupts the Company's ability to deliver its Website or provide its products and services to them or results in slower response times. The Company does not maintain business interruption insurance and its other insurance may not adequately compensate the Company for any losses that may occur due to any failures in the Company's system or interruptions in its service.

-       Breaches of network security could be costly.

        Because the Company hosts NetStaff-related data for many of its customers, the Company may be liable to any of those customers that experience losses due to security failures. As a result, the Company may be required to expend capital and resources to protect against or to alleviate security breaches, which could reduce the Company's profitability. A significant barrier to confidential communications over the Internet has been the need for security. The Company may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. If unauthorized persons penetrate the Company's network security, they could misappropriate proprietary information or cause interruptions in the Company's services. Misappropriation of the Company's proprietary information or interruptions of its services could result in reduced visitor traffic. Reduced visitor traffic may result in discouraging hiring and staffing companies from uisng the Website and database for placements and referrals. The Company generates a substantial portion of its revenue from referral fees.

- Computer viruses may cause the Company's systems to incur delays or interruptions, which could reduce demand for service and damage the Company's reputation.

        Computer viruses may cause the Company's systems to incur delays or other service interruptions and could damage its reputation and have a material adverse effect on its business, financial condition and results of operations. The inadvertent transmission of computer viruses could expose the Company to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting the Company's system is highly publicized, the Company's reputation could be materially damaged and use of the Company's web-based services and general visitor traffic may decrease. Any of these events could have a material adverse effect on the Company's revenues.

        The Company's success will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with necessary speed, data capacity and security, and timely development of enabling products such as high speed modems, for providing reliable Web access and services and improved content. There can be no assurance that the Web infrastructure will continue to effectively support the demands placed on it as the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, the Company may have to spend considerable amounts to adapt its solutions accordingly. Furthermore, the Web has experienced a variety of outages and other delays due to damage to portions of its infrastructure.

- The Company may not be able to access third party technology upon which it depends.

        If the Company loses the ability to access third party technology which it uses, is unable to gain access to additional products or is unable to integrate new technology with its existing systems, the Company could experience delays in its development and introduction of new services and related products or enhancements until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If the Company experiences these delays, its revenues could be reduced or grow slower than expected and its business could be materially adversely affected. The Company licenses technology that is incorporated into its services and related products from third parties. In light of the rapidly evolving nature of Internet technology, the Company may increasingly need to rely on technology from other vendors. Technology from the Company's current or other vendors may not continue to be available to the Company on commercially reasonable terms, or at all.

- Potential year 2000 problems with the Company's systems or software could cause delay or loss of revenue, diversion of resources or increased costs.

        Many companies' computer systems, software products and control devices needed to be upgraded or replaced in order to operate properly in the year 2000 and beyond because of an inability to distinguish 21st century dates from 20th century dates. The Company's systems and software did not experience any material date-related problems on January 1, 2000 or in connection with the leap year in 2000. However, its systems and software may contain undetected errors or defects associated with year 2000 date functions that have not yet surfaced. If any such errors or defects do exist, the Company may incur material costs to resolve them. The internal systems used to run the Company's business utilize third party hardware and software. Although to date the Company has not experienced any date-related problems with third party hardware or software, there can be no assurance that such problems will not surface in the next several months. The Company's business is dependent on the ability of employers and hiring and staffing companies to utilize hardware and software in the employment process. The Company is not aware of any significant date-related hardware or software problems experienced by its clients and customers. However, there can be no assurance that such problems will not arise in the future. If any of these systems do experience date-related problems, the Company could experience delay or loss of revenue, diversion of resources or increased costs, and its financial condition could be harmed.

        In addition, although the Company believes that the costs of ensuring that its systems and software and those of third parties with which it does business do not experience any date-related problems will not be material, there can be no assurance of this.

Risks Related To Legal Uncertainty

- The Company may become subject to burdensome government regulations and legal uncertainties affecting the Internet which could adversely affect the Company's business.

        Legal uncertainties and new regulations could increase the Company's costs of doing business, prevent it from delivering its content, products and services over the Internet or slow the growth of the Internet, any of which could increase the Company's expenses, reduce its revenues or cause its revenues to grow at a slower rate than expected and materially adversely affect its business, financial condition and results of operations. Laws and regulations directly applicable to Internet communications, commerce, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial, recruiting and advertising medium. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues which include:

        -       user privacy;

        -       civil rights and employment claims;

        -       consumer protection;

        -       libel and defamation;

        -       copyright, trademark and patent infringement;

        -       pricing controls;

        -       characteristics and quality of products and services;

        -       sales and other taxes; and

        - other claims based on the nature and content of Internet materials.

        In addition, any imposition of state sales and use taxes imposed on the products and services sold over the Internet may decrease demand for products and services that the Company sells over the Internet. The United States Congress passed legislation in 1998 which limits for three years the ability of states to impose any new taxes on Internet-based transactions. Failure by Congress to renew this legislation and the subsequent imposition of state taxes on Internet-based transactions could adversely affect the Company's future operating results which could result in a decline in the Company's stock price.

- Failure to adequately protect the Company's intellectual property rights could permit others to appropriate its proprietary technology.

        The unauthorized reproduction or other misappropriation of the Company's proprietary technology could enable third parties to benefit from its technology and brand without paying the Company. If this were to occur, the Company's revenues could be materially adversely affected, and the value of the Company's mark and brand could be diminished. The steps the Company has taken to protect its proprietary rights may not be adequate to deter misappropriation of proprietary information. The Company may not be able to detect unauthorized use of its proprietary information or take appropriate steps to enforce its intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of other countries in which the Company may market its services in the future are uncertain and may afford little or no effective protection of the Company's intellectual property. If the Company resorts to legal proceedings to enforce its intellectual property rights, the proceedings could be burdensome and expensive. The proceedings also could involve a high degree of risk.

- Defending against intellectual property infringement claims could be time consuming and expensive, and the Company may be liable for infringing on the intellectual property rights of others. If the Company is not successful in defending against these claims, the Company could be subject to significant damages and the disruption of its business.

        Successful intellectual property infringement claims against the Company could result in monetary liability or a material disruption in the conduct of its business. The Company cannot be certain that its products, services, content and brand do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. The Company expects that infringement claims in its markets will increase in number as more participants enter the markets. The Company may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of its business. The Company may incur substantial expenses in defending against these third party infringement claims, regardless of their merit.

- The Company may be liable as a result of information retrieved from or transmitted over the Internet.

        The Company may be sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, personal injury, product liability or other legal claims relating to information that is published or made available on the Company's Website and the other sites linked to it. These types of claims have been brought, sometimes successfully, against online services in the past. The Company could also be sued for the content that is accessible from its Website and through links to other Internet sites or through content and materials that may be posted by members in chat rooms or on bulletin boards. The Company may also offer email services, which may subject it to potential risks, such as liabilities or claims resulting from unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or interruptions or delays in email service. The Company's insurance does not specifically provide for coverage of these types of claims and therefore may not adequately protect the Company against these types of claims. In addition, the Company could incur significant costs in investigating and defending such claims, even if, ultimately, it were found not liable. If any of these events occur, the Company's revenues could be materially adversely affected.

Other Risks

- The Company's stock price may experience extreme price and volume fluctuations.

        The market price of the Company's Common Stock has fluctuated in the past and is likely to continue to be volatile and subject to wide fluctuations. The stock market in general and the market prices of shares in technology companies, particularly those such as the Company that offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The market price of the Company's Common Stock may be subject to wide fluctuations in response to many factors, some of which are largely beyond the Company's control. These factors include:

        -       quarterly variations in results of operations;

        -       adverse business developments;

        -       changes in financial estimates by securities analysts;

        - investor perception of the Company and online recruiting and staffing services in general;

        -       announcements by competitors of new products and services; and

        - general economic conditions both in the United States and in foreign countries.

        - Since the Company's stock price is volatile, the Company may become subject to securities litigation which is expensive and could result in a diversion of resources.

        Litigation brought against the Company could result in substantial costs to the Company in defending against the lawsuit and a diversion of management's attention. Securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Since the Company's stock price is volatile, the Company could be subject to securities litigation and incur higher expenses than expected, which could have a material adverse effect on its business and results of operations.

- Future sales of the Company's Common Stock may negatively affect its stock price.

        The market price of the Company's Common Stock could decline as a result of sales of a large number of shares of Common Stock in the market or as a result of sales by existing shareholders, or the perception that these sales could occur. These sales might make it more difficult for the Company to sell equity securities in the future at a time and at a price that the Company deems appropriate. The shares of the Company's Common Stock currently outstanding are or will become eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144.

- The Company's officers, directors and existing stockholders, whose interests may differ from other shareholders, will have the ability to exercise significant control over the Company.

        The Company's executive officers and directors and entities affiliated with them will, in the aggregate, beneficially own a majority of the Company's Common Stock. These shareholders will be able to exercise significant influence over all matters requiring approval by the Company's shareholders, including the election of directors and the approval of significant corporate transactions, including a change of control of the Company. The interests of these shareholders may differ from the interests of the Company's other shareholders.

ITEM 2. DESCRIPTION OF PROPERTY

               The Company's principal business offices are located in approximately 4,500 square feet of space in San Francisco, California. The Company occupies these premises under two lease agreements. The first lease is for a nine-month term, from February 1, 2000 through October 31, 2000, and is for approximately 500 square feet, at a monthly rental of $630.00, plus one-sixth of monthly utility charges. The second lease is for a five-year term, from June 1, 1997 through May 31, 2002, and is for approximately 4,000 square feet. The monthly rental on this space is $4200.00 until May 31, 2000, with an increase to $4400.00 from June 1, 2000 through May 31, 2001, increasing to $4600.00 from June 1, 2001 through May 31, 2002. The areas under the two leases are in the same building in San Francisco, California.

               The Company considers its facilities to be sufficient for its current and anticipated near-term operations. The Company believes that it may have to lease additional office space to accommodate its anticipated expansion plans.

ITEM 3. LEGAL PROCEEDINGS

               From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. Such proceedings are of an ordinary and routine nature incidental to the operations of the Company. The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company's business or financial condition or results of operations. None of the Company's officers, directors or beneficial owners of 5% or more of the Company's outstanding securities is a party adverse to the Company, nor do any of the foregoing individuals have a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               During the fourth quarter of the fiscal year covered by this report, the year ended 12/31/99, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

               The Common Stock of the Company is quoted on the National Association of Securities Dealers, Inc. ("NASD") OTC Bulletin Board under the symbol "NTSF" and is not listed for trading on any exchange. The OTC Bulletin Board, which is separate and distinct from the Nasdaq Stock Market, is a quotation service for subscribing members and is regulated by the Securities and Exchange Commission ("SEC") and the NASD. OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports through a closed computer network.

               The Company's Common Stock began trading on the OTC Bulletin Board on January 14, 2000. Prior to this date, the Common Stock of the Company was not publicly traded. There can be no assurance that a fluid trading market in the Company's Common Stock will develop or, if such market does develop, that it will continue or be sustained.

               Set forth below are the high/ask and low/bid quotations for the Company's Common Stock, during the first two calender quarters of the year 2000, from the inception of the Company's trading on the OTC Bulletin Board through April 28, 2000, as reported by a member firm of the NASD that effects transactions in stocks quoted on the OTC Bulletin Board and acts as one of the market makers for the Company's Common Stock. The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                               High/Ask         Low/Bid
                                               --------         -------

First Quarter 2000                               6-1/2           2-1/2
From January 24, 2000
(beginning of trading)

Second Quarter 2000                              4                15/16
(through April 28, 2000)

               On April 28, 2000, the high/ask, low/bid and last sale price of the Company's Common Stock as reported by a member firm of the NASD that effects transactions in stocks quoted on the OTC Bulletin Board and acts as one of the market makers for the Company's Common Stock were 1-1/2, 1-1/16, and 1-1/8, respectively.

               Signature Stock Transfer, Inc. of Dallas, Texas, currently acts as transfer agent for the Company's Common Stock.

HOLDERS

               As of April 28, 2000, there were approximately 211 shareholders of record of the Company's Common Stock. Within the holders of record of the Company's Common Stock are depositories, such as Cede & Co., that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

               Although, pursuant to its amended Articles of Incorporation, the Company is authorized to issue Twenty Million (20,000,000) shares of Preferred Stock, par value $0.001 per share (the "Preferred Stock"), as of April 28, 2000, no such stock has been issued, there are currently no plans to issue such Preferred Stock in the foreseeable future, and there are currently no holders of the Company's Preferred Stock.

DIVIDENDS

               The Company has never declared or paid any cash dividends on its Common Stock and does not expect to declare or pay any cash dividend in the foreseeable future. The Company currently intends that it will retain all earnings, if any, for use in the development of its business. The payment of dividends will be at the discretion of the Company's board of directors and will depend upon factors such as future earnings, capital requirements, the Company's financial condition and general business conditions.

PENNY STOCK

               Until the Company's shares qualify for inclusion in the Nasdaq system, the public trading, if any, of the Company's Common Stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price, of the Common Stock offered.

               The Company's Common Stock is subject to the provisions of
Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9 (d) (1) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act.

               The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

               For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of the Company's shareholders to sell their shares.

OTC BULLETIN BOARD ELIGIBILITY RULES

               In January 1999, the SEC granted approval of amendments to the NASD OTC Bulletin Board Eligibility Rules 6530 and 6540. These amendments now require a company listed on the OTC Bulletin Board to be a reporting company and current in its reports filed with the SEC. As a result of this rule change, on April 26,1999, the Company voluntarily filed a registration statement on Form 10-SB in order to become a fully reporting company and sustain the listing of the Company's Common Stock on the OTC Bulletin Board. The NASD Eligibility Rule requires that the SEC come to a position of no further comment regarding any Form 10 registration statement before the NASD considers a company compliant. The SEC came to such a position in regards to the Company's Form 10-SB registration statement.

RECENT SALES OF UNREGISTERED SECURITIES

               The following is a summary of transactions by the Company during the fiscal year ended December 31, 1999, involving issuances and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

               In anticipation of a proposed merger, the Company effected a 11 for 1 forward split on September 9, 1999. In addition, the Company accepted the return of, and canceled, 88,722,800 shares of Common Stock of the Company issued to Aaron Tsai, the former President and Director of the Company.

               Subsequently, the Company entered into the Stock Exchange Agreement, dated September 15, 1999 (the "Stock Exchange Agreement"), with NetStaff Delaware, that provided for the merger of NetStaff Delaware into the Company with the Company as the surviving entity. Pursuant to the terms of the Stock Exchange Agreement, one common share of NetStaff Delaware was to be converted into 5.0943 common shares of the Company. At the closing of the merger provided for in the Stock Exchange Agreement, on December 17, 1999, a total of 1,669,505 common shares of NetStaff Delaware were exchanged for 8,505,000 shares of Common Stock of the Company. The Company relied on an exemption provided for by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in connection with the issuance of the Common Stock in the conversion.

               The 8,505,000 shares of Common Stock issued in the exchange are "restricted securities" under the Securities Act and may be sold in the public market upon the expiration of the holding periods under Rule 144, described below, subject to the volume, manner of sale, and other limitations of Rule 144.

               In general, under Rule 144, as currently in effect, a person who has beneficially owned shares for at least one year, including an "affiliate" (a person that, directly or indirectly through one or more intermediaries, controls, or is controlled by or is under common control with, the issuer), is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of:

                - 1% of the then outstanding shares of the Company's Common Stock (currently, approximately 135,000 shares); or

                - the average weekly trading volume during the four calendar weeks preceding filing of notice of the sale of shares of Common Stock.

               Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about the Company. A stockholder who is deemed not to have been an "affiliate" of the Company at any time during the 90 days preceding a sale, and who has beneficially owned restricted shares for at least two years, would be entitled to sell shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions or public information requirements.

               Of the 13,500,000 shares of Common Stock outstanding as of April 28, 2000, approximately 2,842,750 shares of Common Stock are freely tradable without restriction in the public market, unless the shares are held by affiliates. The remaining shares of Common Stock outstanding (including the 8,505,000 issued in connection with the merger with NetStaff Delaware) are "restricted securities" under the Securities Act and may be sold in the public market upon the expiration of the holding periods under Rule 144, described above, subject to the volume, manner of sale, and other limitations of Rule 144.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO, THE AUDITED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS, APPEARING ELSEWHERE IN THIS REPORT.

IN ADDITION, THE COMPANY INCORPORATES HEREIN BY REFERENCE THAT SECTION OF
PART I, ITEM 1, ENTITLED "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS."

Organization - Reverse Merger Treatment

               NetStaff, Inc. was incorporated in Indiana on October 7, 1996, as MAS Acquisition VIII Corp. ("MAS"). MAS acquired NetStaff, Inc., a Delaware corporation ("NetStaff Delaware"), which was incorporated June 21, 1996, and the entities were combined, pursuant to a Stock Exchange Agreement dated September 15, 1999 (the Stock Exchange Agreement), that provided for the merger of NetStaff Delaware with and into MAS as the surviving entity, pursuant to a tax-free reorganization in accordance with Sections 354 and 368 of the Internal Revenue Code, as amended. Under the terms of the Stock Exchange Agreement, one share of the common stock of NetStaff Delaware was to be converted into 5.0943 shares of common stock, par value $0.001 per share (the "Common Stock") of MAS.

               In September 1999, in anticipation of the transactions set forth in the Stock Exchange Agreement, MAS had increased the number of authorized shares of Common Stock from 80 million to 100 million, effected an 11 for 1 forward split of its Common Stock and accepted the return of, and canceled, 88,722,800 shares of Common Stock from the sole director and officer of MAS.

               In addition, in September 1999, coincident with the signing of the Stock Exchange Agreement, and in furtherance of the transactions contemplated therein, MAS changed its name to NetStaff, Inc. and also changed its fiscal year end from March 31 to December 31. Further, pursuant to the terms of the Stock Exchange Agreement, the sole director and officer of MAS resigned, and the management of NetStaff Delaware filled the vacancies, thereby effecting a change in control.

               The closing of the Stock Exchange Agreement was effected, and the reverse merger was completed pursuant to the statutory requirements of Indiana and Delaware, on December 17, 1999, at which time, among other things, 1,669,505 shares of common stock of NetStaff Delaware, representing all the issued and outstanding shares of NetStaff Delaware, were exchanged for 8,505,000 shares of Common Stock of the Company. The 8,505,000 shares of Common Stock issued by the Company in the exchange were not registered under the Securities Act of 1933, as amended (the "Securities Act"), are "restricted securities" as defined therein and are subject to the limitations of Rule 144 promulgated thereunder. After the issuance of the 8,505,000 shares of Common Stock, the Company had a total of 13,500,000 shares of Common Stock issued and outstanding. Of the 13,500,000 shares of Common Stock that remained outstanding as of March 30, 2000, approximately 2,842,750 shares of Common Stock were freely tradeable without restriction in the public market unless the shares are held by affiliates.

               Prior to the merger with NetStaff Delaware, the Company had no significant operations and had never commenced any operational activities. Upon the closing of the Stock Exchange Agreement, the Company acquired and assumed the properties, intellectual property rights, operations, assets, liabilities and obligations of NetStaff Delaware. In conformance with generally accepted accounting principles, the merger has been accounted for as a "reverse merger" and the accounting survivor is the Company, an Indiana corporation, formerly known as MAS.

Operating History

               The Company is in the business of providing an Internet-based multiple listing service for the professional staffing industry - the NetStaff MLS. The NetStaff MLS brings together the resources of the staffing industry with the needs of the corporate human resources community, primarily by offering an aggregated database of pre-qualified screened candidates from staffing companies that register with the MLS to employers and hiring companies that have access to the Company's staffing industry Web portal at WWW.NETSTAFF.COM. Employers and hiring companies do not pay a fee to review candidates in the MLS. The Company earns a fee from staffing companies upon the successful placement of a candidate through the NetStaff MLS.

               The design and development of the NetStaff MLS commenced in 1997. This design and development of the database technology and supporting distribution systems were strengthened with feedback received from staffing companies at the major staffing industry conventions in 1997. Fine tuning of this database and distribution system occurred throughout 1998 and beta testing began on the system at that time. The technologies and systems employed by the Company were refined to provide for the diverse needs of not only multi-national staffing firms, but also the small independent staffing firms that comprise the majority of the fragmented staffing industry. Efforts throughout the years 1998 and 1999 were devoted to the pilot programs launched with several regional staffing companies throughout the US. Upon the successful completion of the pilot programs, the year end of 1999 and first quarter of 2000 was focused on creating an effective marketing and sales rollout campaign for the Company, as well as implementing necessary business and technology systems to allow the Company to expand.

        The Company now employs 14 full-time employees and plans to increase employment to between 20 and 30 employees by year-end 2000. The additional employees will be primarily in sales, customer service, and systems support. Substantially all of the Company's technology systems development and support is currently provided to the Company by a third-party consulting firm. The Company anticipates that the additional costs incurred with the hiring of additional systems personnel will be partially offset by a reduction in the services provided by the consulting company.

               The Company seeks to continually improve the systems handling and supporting its MLS. This development effort is primarily focused on the software used in running the systems and in the Company's computer hardware. During the first six months of 2000, the Company anticipates spending between $250,000 and $300,000 for the systems improvements. The equipment portion of the total expenditures for systems improvements described above is estimated to be approximately $150,000. No other significant capital additions are planned.

Liquidity and Capital Resources

        The Company has incurred significant net losses and negative cash flows from its inception as a development stage company, as a result of the development and initial testing of its business model and operations. The Company has funded these losses primarily from cash investments by the Company's founders with repayment by the issuance of common stock to the Company's founders and loans by third parties.

        In the fourth quarter 1999, the Company entered into a limited license agreement, granting territorial rights for the multiple listing service of the Company's services in a foreign country, pursuant to which the licensee pays an up-front, one-time license fee of $2 million, in three installments. The Company received its first installment of the license fee in the amount of $1,000,000, on December 31, 1999. In March 2000, the Company received an additional $500,000, and in May 2000, the Company received an additional $350,000. The Company anticipates receiving the balance of the license fee, less agreed upon expenses, in the second quarter of fiscal 2000.

        Management is reporting this license fee as equity, as opposed to revenue or income, because it has been advised that the licensee is paying the license fee with proceeds from the licensee's purchase and sale of shares of the Common Stock of the Company, substantially all of which occurred in the December 1999 time frame. Since the fee is being paid with such proceeds, the Company believes it is appropriate to record and recognize such amounts as equity.

        The Company believes that the estimated aggregate $2 million it will receive will allow the Company to continue operations through September 2000. At that time, the Company will need to raise capital by debt or equity on a private basis or through a public offering. The Company believes that it will be dependent in the foreseeable future on raising capital on a debt or equity basis to meet its operating expenses and propel its strategic sales and marketing plans. The Company anticipates that it will be able to continue to obtain working capital through the proceeds of equity or debt financing on a private basis, and may also consider exploring the availability of equity financing through a public offering.

Operations.

        Total expenses for the twelve months ended December 31, 1999 came to $381,833, as compared to $250,671 incurred during the comparable time frame in 1998 (see the Statement of Operations in the accompanying financial statements). The major increase in expenses is mainly attributable to increases in professional fees ($78,048 increase), advertising/promotional ($25,798 increase), and travel/entertainment ($30,337). These increased expenses of the Company resulted primarily from employment of third party professionals and independent contractors to meet the company's development, technical and financial demands on a timely basis, as well as associated costs relating to the launch and initial implementation of its sales and marketing strategies. The travel/ entertainment expense increase is due to participation in trade shows and conventions for the staffing industry.


Year 2000 Compliance.

        Year 2000 ("Y2K") issues relate to the ability of computer hardware and software to respond to the problems posed by the fact that computer programs have traditionally been written using two digits rather than four to define the applicable year. As a consequence, unless modified, computer programs and systems would not be able to differentiate between the year 2000 and 1900. The failure to address the problem could result in system failures and the generation of erroneous data.

        The Company, and to the best of the Company's knowledge, its third party vendors, Internet and other utility service providers did not experience any interruption of operations as a result of the Year 2000.

        In the third and fourth quarters of 1999, the Company assessed the potential impact of Y2K issues on the processing of date-sensitive information by the Company's information systems, operational systems and other ancillary systems. While there can be no assurance that all potential Y2K issues could be satisfactorily identified and resolved, the Company currently believes, based on internal evaluations and discussions with its information systems vendors, that Y2K issues will not have a material adverse effect on the Company or on the results of its operations. The Company did not defer any major technology or product or service development project as a result of its Y2K review.

        The major Y2K risk may come from the Company's usage of third-party products. The Company's system is based on Microsoft Windows NT operating system running a Microsoft SQL database being driven by Borland's Delphi software. These third-parties vendors claim their products to be Y2K compliant, and, to date, the Company has no reason to question this claim.

        The Company did not identify any material technology or non-technology assets critical to its operations that presented a material risk of not being ready, that could not be replaced with a suitable alternative, or for which it did not have an acceptable contingency plan.

        The Company will continue to monitor its technology systems and those of third parties with whom it conducts business throughout the Y2K to ensure that any latent Y2K issues that may arise are addressed promptly. Although the Company does not anticipate any additional expenditures relating to Y2K compliance, the Company cannot provide any assurance as to the magnitude of any future costs until significant time has passed.

ITEM 7. FINANCIAL STATEMENTS

               Reference is made to the Consolidated Financial Statements, the Notes thereto, and Report of Independent Auditors thereon, commencing at Page F-1 of this Report, which Consolidated Financial Statements, Notes and Report are included herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Pursuant to the Stock Exchange Agreement, whereby NetStaff Delaware merged into the Company which was the surviving entity, the Company changed its fiscal year end from March 31 to December 31.

               The Company changed its accountants, and such change has been previously reported by the Company on Form 8-K, initially filed on April 25, 2000. An amended Form 8-K was filed on May 4, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

               The following table sets forth certain information concerning the executive officers and directors of the Company. Except as otherwise noted, none of the executive officers are directors or officers of any publicly-owned corporation or entity.


Name                            Age              Position/Office Held
----                            ---              --------------------
Patrick Rylee                   41               Chief Executive Officer,
                                                 President and Director

David Davis                     56               Chief Financial Officer, Chief
                                                 Operating Officer and Director

Colin Childerley                52               Director

David J. Cowan                  45               Director


               Patrick Rylee has served as CEO, President and a Director of the Company since September 15, 1999. He was the founder and served as President and a Director of NetStaff, Inc., a Delaware corporation ("NetStaff Delaware"), which was merged into the Company, pursuant to a Stock Exchange Agreement, described below, since its inception in June 1996. Prior thereto, he was National Sales Director for Qualify International, a software company specializing in search and retrieval software for the staffing industry. From 1990 to 1993, he was the National Sales Director at TempFunds America, a finance company, specializing in receivables financing for the temporary help industry.

               David Davis has served as Chief Financial Officer, Chief Operating Officer and a Director of the Company since January 17, 2000. From May 1996 until December 1999, he held various positions with Productivity Point International ("PPI"), a computer and educational training company that was acquired by Knowledge Universe. When he left PPI, Mr. Davis held the position of Western Regional Finance Director. From 1989 through November 1995, he was President of Madison Designs, a laminator of fabricated wood products, based in Cincinnati, OH. Prior thereto, Mr. Davis was partner in the audit division of Arthur Andersen &

Company with 14 years' experience in areas of finance, accounting and public reporting aspects of corporations.

               Colin Childerley has served as a Director of the Company since September 15, 1999 and was a founder of NetStaff Delaware. Since 1996, he has been a Principal in the design firm of Millennium 3 Design. From 1990 through 1996, Mr. Childerley was the President of 101 Ltd., a UK-based company, specializing in property development.

               David J. Cowan has been a Director of the Company since December 10, 1999. He is a partner in the Canadian law firm of Clark, Wilson, which he joined in 1987. He obtained his LL.B. from the University of British Columbia in 1979. Mr. Cowan has been guest lecturer for the Continuing Legal Education society of British Columbia on securities and corporate matters. He is past Chairman of the Securities and National Resources Subsection of the Canadian Bar Association, British Columbia Branch, and current Chairman of the National Natural Resources Subsection of the Canadian Bar Association. He is also a member of the Securities Policy Advisory Committee to the British Columbia Securities Commission. Mr. Cowan is also a director of Consolidated Granby Resources Ltd, a British Columbia, Canada company listed on the Canadian Venture Exchange.

               On September 15, 1999, Aaron Tsai resigned as the Company's Chief Executive Officer, Treasurer, Secretary and sole Director. Such resignation was a result of the implementation of the Stock Exchange Agreement, dated September 15, 1999 (the "Stock Exchange Agreement"), between the Company and NetStaff Delaware, whereby the Company was the surviving entity in a merger effected with NetStaff Delaware. In connection with Mr. Tsai's resignation and the terms of the Stock Exchange Agreement, as explained below, Messrs. Rylee and Childerley were appointed as directors of the Company. Pursuant to Section 1.1 of the Stock Exchange Agreement, on September 15, 1999, Mr. Rylee was also appointed Chief Executive Officer and President of the Company.

               Directors are generally elected at the annual meeting of the Company's shareholders. Each director holds office until his successor is elected and qualified, and, thus, generally hold one-year terms.

               The current directors were appointed in connection with the implementation of the Stock Exchange Agreement. Pursuant to Section 1.1 of the Stock Exchange Agreement, the board of directors of the surviving entity was to have a maximum of four members, of which two were to be appointed by the Company and two by NetStaff Delaware. Messrs. Rylee and Childerley were selected by NetStaff Delaware as its appointed directors; Messrs. Davis and

Cowan were selected by the Company. Each of these directors will serve until the next annual meeting of the Company's shareholders.

               Executive officers are chosen by, and serve at the discretion of, the Company's board of directors, absent any employment agreement, of which none currently exists.

FAMILY RELATIONSHIPS

               There are no family relationships between or among the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

INVOLVEMENT IN LEGAL PROCEEDINGS

               To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company:

        (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

        (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

        (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

        (4) Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

               Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than five percent (5%) of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and the Company's other equity securities. Officers, directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms so filed.

               Based solely upon review of the copies of such forms furnished to the Company during, and with respect to, the fiscal year ended December 31, 1999, Messrs. Rylee, Childerley and Cowan each filed his Form 3 late upon becoming a reporting person. Further, Messrs. Rylee and Cowan each filed his Form 5 late.

               The Company has advised each of the Company's present Section 16 reporting persons of their obligations to file Forms 3, 4 and 5 with respect to their initial beneficial ownership of securities of the Company and with respect to transactions in such securities since becoming Section 16 reporting persons. However, the Company is unable to predict whether such persons will comply with their obligations under Section 16(a) of the Exchange Act and cannot give any assurance that such persons will so comply or, if any of such persons does so comply, that such persons will thereafter fail to remain in compliance with
Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

               The Company paid the following compensation to the named executive officers for the last completed fiscal year, during which time the Company became a reporting company, pursuant to Section 13(a) or 15(d) of the Exchange Act:

Name and Position                      Year                 Salary
-----------------                      ----               ----------
Patrick Rylee*                         1999               $20,769.21
Chief Executive Officer,
President and a Director


Aaron Tsai**                           1999                      -0-
Former Chief Executive Officer,
Treasurer, Secretary and sole
Director

----------

* Mr. Rylee became Chief Executive Officer, President and a Director of the Company, as of September 15, 1999, in connection with the implementation of the Stock Exchange Agreement, dated September 15, 1999 (the "Stock Exchange Agreement"), between the Company and NetStaff, Inc., a Delaware corporation ("NetStaff Delaware"), whereby the Company was the surviving entity in a merger effected with NetStaff Delaware. Prior thereto, Mr. Rylee was the Chief Executive Officer, President, Treasurer and a Director of NetStaff Delaware. The amounts shown above as compensation include compensation Mr. Rylee received prior to and after the merger between the two companies was closed to be consistent with the consolidated financial statements being filed herewith. After the merger was closed, Mr. Rylee's annual salary was set at $120,000. In the foreseeable future, the Company expects to negotiate an employment contract with Mr. Rylee, but there is none at the present time.

** Mr. Tsai resigned as the Company's Chief Executive Officer, Treasurer, Secretary and sole Director on September 15, 1999, in connection with the implementation of the Stock Exchange Agreement. Prior thereto, Mr. Tsai acted without compensation and without accruing compensation. Mr. Tsai did not receive any amounts, no amounts are payable, nor were any amounts accrued in connection with his resignation as set forth above or the change in control of the Company as effected pursuant to the Stock Exchange Agreement.

               Neither of the above named executive officers received any compensation in the form of a bonus, stock awards, stock options, stock appreciation rights, stock dividends or award under any long-term incentive plan. Mr. Rylee's shares of Common Stock in the Company, set forth below in Item 11, were received by him as a result of the closing of the Stock Exchange Agreement and the conversion of shares in NetStaff Delaware held by him into shares of Common Stock of the Company.

               No retirement, pension, profit sharing, stock option or similar programs have been adopted by the Company for the benefit of its employees. The Company is in the process of developing a stock option and warrant plan that will be reviewed and acted upon by its board of directors in the foreseeable future. The Company expects that such plan will be presented at the next annual shareholders meeting for shareholder approval.

               There are currently no employment agreements with any of the Company's executive officers.

               Directors are not compensated for any services they may provide as directors on the Company's board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of April 28, 2000. Regarding the beneficial ownership of the Company's Common Stock the table lists: (i) each stockholder known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) each Director and Executive Officer and (iii) all Directors and Executive Officer(s), of the Company as a group:


Name and Address                Number of Shares
of Beneficial Owner             Beneficially Owned             Percent of Class
-------------------             ------------------             ----------------

Patrick Rylee                     4,090,093*                         30.3%
c/o NetStaff, Inc.
168 South Park
San Francisco, CA 94107

David Davis                              -0-                          0.0%
c/o NetStaff, Inc.
168 South Park
San Francisco, CA 94107

Colin Childerley                  2,793,392**                        20.7%
c/o NetStaff, Inc.
168 South Park
San Francisco, CA 94107

David J. Cowan                           -0-                          0.0%
Clark, Wilson
800-885 West Georgia Street
Vancouver V6C 3H1
British Columbia, Canada

Aaron Tsai                        1,300,000***                        9.6%
c/o MAS Financial Corp.
1710 E. Division St.
Evansville, IN 47711

All Directors and Executive       6,883,485****                        51%
Officers as a group
(4 persons)

------------

* Includes 10,000 shares of Common Stock given to Mr. Rylee as a gift to his parents. Mr. Rylee disclaims voting power over such shares.

** Includes 5,000 shares of Common Stock of the Company given by Mr. Childerley as a gift to his brother. Mr. Childerley disclaims voting power over such shares.

*** Includes 500,000 shares of Common Stock held in the name of MAS Capital Inc., 1710 E. Division Street, Evansville, IN 4771, which entity is controlled by Mr. Tsai. An entity called Fast Net Communications Inc. has an option to purchase 360,000 shares of Common Stock from Mr. Tsai. An entity called Jackson Hill Holdings Inc. has an option to purchase 400,000 shares from Mr. Tsai.

**** Includes the amount of shares set forth above over which Messrs. Rylee and Childerley disclaim voting power.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCK EXCHANGE AGREEMENT

               On September 15, 1999, the Company entered a Stock Exchange Agreement, dated September 15, 1999 (the "Stock Exchange Agreement"), with NetStaff, Inc., a Delaware corporation ("NetStaff Delaware"), which provided for the merger of NetStaff Delaware into the Company which was the surviving entity and which changed its name to "NetStaff, Inc."

               At the time of the signing of the Stock Exchange Agreement, Aaron Tsai was the Chief Executive Officer, Treasurer, Secretary and sole Director of the Company. Patrick Rylee was the Chief Executive Officer, President, Treasurer and a Director of NetStaff Delaware; Colin Childerley was the Secretary and a Director of NetStaff Delaware.

               On September 9, 1999, in anticipation of the transaction eventually described in the Stock Exchange Agreement, the Company effected an 11 to 1 forward split of its Common Stock. In addition, the Company accepted the return of, and canceled, 88,722,800 shares of Common Stock of the Company issued to Aaron Tsai who, as a result, held 1,300,000 shares of Common Stock.

               Pursuant to Section 1.1 of the Stock Exchange Agreement, the board of directors of the surviving entity was to have a maximum of four members, of which two were to be appointed by the Company and two by NetStaff Delaware. Furthermore, Section 1.1 of the Stock Exchange Agreement, Patrick Rylee was to be named Chief Executive officer and President of the surviving entity.

               On September 15, 1999, coincident with the signing of the Stock Exchange Agreement, Aaron Tsai resigned as the Company's Chief Executive Officer, Treasurer, Secretary and sole Director. In connection with Mr. Tsai's resignation and the terms of the Stock Exchange Agreement, as set forth above, Messrs. Rylee and Childerley were appointed as directors of the Company pursuant to the request of NetStaff Delaware. On September 15, 1999, Mr. Rylee was also appointed Chief Executive Officer and President of the Company. Subsequently, the Company selected David Cowan and David Davis as its nominees to the board of directors.

               Pursuant to the terms of the Stock Exchange Agreement, one share of the common stock of NetStaff Delaware, par value $0.001 per share, was to be exchanged for 5.0943 shares of Common Stock of the Company. At the closing of the Stock Exchange Agreement, on December 17, 1999, a total of 1,669,505 shares of the common stock of NetStaff Delaware was exchanged for an aggregate 8,505,00 shares of Common Stock of the Company. As a result, Patrick Rylee, the Chief Executive Officer, President and a Director of the Company became the holder of 4,274,393 shares of Common Stock of the Company, and Mr. Childerley became the holder of 2,849,592 shares of Common Stock of the Company.

INDEPENDENT CONTRACTOR AGREEMENT

               On December 1, 1999, the Company entered into an independent contractor agreement (the "Agreement") with Millennium 3 Design, a sole proprietorship ("M3D"). Colin Childerley, a director of the Company, is the owner of M3D. Pursuant to the terms of the Agreement, M3D provides corporate image design and development services for the Company. As compensation for such services, the Company pays M3D an aggregate fee of $90,000 per year, payable monthly at the rate of $7500 per month, at the beginning of each month, for twelve months, commencing December 1, 1999. In addition, the Company reimburses M3D on a monthly basis for out-of-pocket expenses incurred during the course of its performance of services for the Company upon the presentation of an itemized invoice for such expenses. The term of the Agreement is one year, and it may be terminated, with or without cause, at any time, upon written notice by the Company. In the event of termination by the Company, the balance of the fee that remains due and owing for the full term must be paid within thirty days.

LEGAL SERVICES/ESCROW

               David J. Cowan, a director of the Company, is a partner in the Canadian firm of Clark, Wilson, Barristers & Solicitors, which has provided certain legal services to the Company. Clark, Wilson is also holding certain sums in trust for an entity called Commodore Sales Corp. ("Commodore") with which the Company had entered a license agreement in September 1999. Pursuant to the license agreement, Commodore is to pay the Company a license fee in the gross amount of approximately $2 million, less agreed upon expenses. The Company has received $1.850 million of the fee. The net balance is being held in trust by Clark, Wilson pending the parties' agreement as to expenses. For a further discussion of the license agreement and the Company's treatment of the license fee for accounting purposes, see Item 6, "Management's Discussion and Analysis or Plan of Operation," above, and the footnotes to the accompanying financial statements, below.

LOANS TO/FROM RELATED PARTIES

               The Company may lend funds to directors and officers from time to time. At December 31, 1999, the Company had loans outstanding to related parties of approximately $50,351.00. These loans are unsecured, require no interest payments, and have no set maturity dates.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

               (a)    Exhibits:

     Exhibit No.                         Description
     -----------                         -----------
        2.0            Stock Exchange Agreement, dated September 15, 1999, between MAS
                       Acquisition VIII Corp. and NetStaff, Inc., incorporated by reference to Exhibit 2.0 to the Company's Form 8-K, filed with the SEC on September 16, 1999.

        3.0            Articles of Incorporation of the Company, incorporated by
                       reference to Exhibit 3.0 to the Company's Form 10-SB Registration
                       Statement filed with the SEC on April 27, 1999.

        3.1            Articles of Amendment of the Articles of Incorporation for MAS
                       Acquisition VIII Corp., effective September 1, 1999, incorporated by reference to Exhibit 3.0 to the Company's Form 8-K, filed with the SEC on September 16, 1999.

        3.2            Articles of Merger of NetStaff, Inc., a Delaware corporation, into MAS Acquisition VIII Corp., an Indiana corporation, dated
                       September 16, 1999, incorporated by reference

                       to Exhibit 3.1 to the Company's Form 8-K, filed with the SEC on
                       September 16, 1999.

        3.3            Certificate of Merger of NetStaff, Inc., a Delaware corporation, and MAS Acquisition VIII Corp., an Indiana corporation, dated
                       September 15, 1999, filed December 9, 1999 with the Secretary of
                       State of the State of Delaware.

        3.4            Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company's Form 10-SB Registration Statement filed with the
                       SEC on April 27, 1999.

        4.0            Specimen stock certificate for MAS Acquisition VIII Corp., incorporated by reference to Exhibit 4.0 to the Company's Form
                       10-SB Registration Statement filed with the SEC on April 27,
                       1999.

        4.1 Specimen stock certificate for NetStaff, Inc., an Indiana corporation.

        4.2            Please see Exhibits 3.0 and 3.4 for provisions of the certificate of incorporation and bylaws defining the rights of holders of
                       Common and Preferred Stock of the Company.

        10.0           Commercial lease between Michael J. Kirsch and NetStaff, Inc., dated May 16, 1997.

        10.1           Commercial lease between Kearny Street Workshop and NetStaff,
                       Inc., dated January 5, 2000.

        10.2           Equipment lease and pledge agreement with Citicorp Leasing, Inc., dated February 9, 2000.

        10.3 Independent contractor agreement between NetStaff, Inc. and Millennium 3 Design, dated December 1, 1999.

        10.4           License agreement between NetStaff, Inc. and Commodore
                       Sales Corp., dated September 21, 1999.

        10.5           Form of staffing company agreement.

        10.6           Letter agreement, dated December 2, 1999, between
                       NetStaff, Inc. and Golden Horde Investments Ltd.

        10.7           Agreement between NetStaff, Inc. and Intellectual
                       Capital, Inc., dated January 15, 2000.

        10.8           Professional Service Agreement between NetStaff, Inc.
                       and Elliott, Lane & Associates, Inc., dated March 31,
                       2000.

        10.9 Warrants to Purchase Common Shares of NetStaff, Inc., issued to Elliott, Lane & Associates, April 1, 2000, per
                       Professional Services Agreement, and Warrant Terms and
                       Conditions.

        24             Power of Attorney set forth below on signature page.

        27             Financial Data Schedule.

               (b) Reports on Form 8-K:

                      On October 6, 1999, the Company filed an amended Form 8-K, reporting the Company: (i) had entered into a Stock Exchange Agreement, dated September 15, 1999, providing for the merger of NetStaff, Inc., a Delaware corporation, into the Company which would be the surviving entity; (ii) changed its name to "NetStaff, Inc."; (iii) changed its fiscal year from March 31 to December 31; (iv) increased its authorized shares of common stock from 80 million to 100 million; (v) effected an 11 to 1 forward stock split; (vi) accepted the resignation of Aaron Tsai as the Company's sole Director and Officer; and (vii) appointed Patrick Rylee as a Director, President and Chief Executive Officer and Colin Childerley as a Director. As part of such amended Form 8-K, the Company also filed audited financial statements for NetStaff, Inc. for the years ended December 31, 1997 and 1998 and unaudited financial statements for NetStaff, Inc., for the six months ended June 30, 1999.

                      The Form 8-K was initially filed on September 20, 1999.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of May, 2000.


                                    NETSTAFF, INC.

                                    By: /s/ PATRICK RYLEE
                                       -----------------------------------------
                                       Patrick Rylee
                                       Chief Executive Officer, President and
                                       Director


POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick Rylee and David Davis, or any of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

        Signature                           Title                            Date
        ---------                           -----                            ----
/s/ PATRICK RYLEE                   Chief Executive Officer,             May 4, 2000
---------------------------         President and Director
    Patrick Rylee                (Principal executive officer)


/s/ DAVID DAVIS                     Chief Financial Officer,             May 4, 2000
---------------------------         Chief Operating Officer
    David Davis                          and Director
                                   (Principal financial and
                                     accounting officer)


/s/ COLIN CHILDERLEY                       Director                      May 4, 2000
---------------------------
    Colin Childerley

/s/ DAVID COWAN                            Director                      May 4, 2000
---------------------------
    David Cowan

                                 Netstaff, Inc.
                          (A Development Stage Company)
                          As of and for the years ended
                             December 31, 1999, and
                             December 31, 1998, and
                      the period June 21, 1996 (inception)
                              to December 31, 1999

                                 Netstaff, Inc.
                          (A Development Stage Company)
                                Table of Contents


                                                        Page
                                                        ----
Report of Independent Auditors                          F-1

Report of Independent Auditors on prior years           F-2

Balance Sheet                                           F-3

Statements of Operations                                F-4

Statement of Changes in Stockholders' Equity            F-5

Statements of Cash Flows                                F-6

Notes to Financial Statements                        F-7 - F-14

                         REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
Netstaff, Inc.


We have audited the accompanying balance sheet of Netstaff, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netstaff, Inc. (a development stage company) as of December 31, 1999, and the results of its operations, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ STARK TINTER & ASSOCIATES, LLC





Denver, Colorado
May 2, 2000

                      [ARTHUR YORKES & COMPANY LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT



To The Board of Directors and Stockholders
Netstaff, Inc.


We have audited the accompanying balance sheet of Netstaff, Inc. (a development stage company) as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the financial statements, the Company is actively engaged in obtaining outside sources of additional financing.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netstaff, Inc. as of December 31, 1998, and the results of its operations, and its cash flows for the two years then ended, in conformity with generally accepted accounting principles.

The June 21, 1996 (inception) to December 31, 1998 financial statements were compiled by us in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the financial statements and, accordingly, do not express an opinion or any other form of assurance on them.



/s/ ARTHUR YORKES & COMPANY



New York, NY
May 27, 1999

                                 Netstaff, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1999




                                     ASSETS

Current assets:
  Cash                                                            $   928,655
  Loans to officer                                                     50,351
  Prepaid expenses                                                      7,700
                                                                  -----------
    Total current assets                                              986,706

Property and equipment - net of accumulated depreciation              180,624

Trademarks-net of accumulated amortization                             14,767
                                                                  -----------
                                                                  $ 1,182,097
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                           $   176,174
  Accrued interest                                                     21,417
  Short term notes payable                                            107,100
                                                                  -----------
    Total current liabilities                                         304,691
                                                                  -----------

Stockholders' equity
  Preferred stock, $0.001 par value,
     20,000,000 shares authorized, no shares issued
     or outstanding                                                        --
  Common stock, $0.001 par value,
     100,000,000 shares authorized,
     13,500,000 shares issued and outstanding                          13,500
  Additional paid in capital                                        2,917,801
  Deficit accumulated during the
     development stage                                             (1,053,895)
                                                                  -----------
                                                                    1,877,406
  Stock subscription receivable                                    (1,000,000)
                                                                  -----------
   Total stockholders' equity                                         877,406
                                                                  -----------
                                                                  $ 1,182,097
                                                                  ===========



    The accompanying notes are an integral part of the financial statements.

                                       Netstaff, Inc.
                               (A Development Stage Company)
                                  Statements of Operations

                                                                                                         June 21, 1996
                                                                                                           (inception)
                                                             Year Ended             Year Ended               Through
                                                             December 31,           December 31,           December 31,
                                                                1999                   1998                   1999
                                                            ------------           ------------           ------------
Revenue                                                     $        500           $     10,600           $     16,100

Costs and expenses:
  General and administrative                                     371,719                251,683              1,142,306
  Depreciation and Amortization                                   10,614                  9,588                 20,202
                                                            ------------           ------------           ------------

(Loss) from operations                                          (381,833)              (250,671)            (1,146,408)
                                                            ------------           ------------           ------------

Other income (expense):
  Office sub-lease income                                         70,830                 21,683                 92,513
                                                            ------------           ------------           ------------

Net (loss)                                                  $   (311,003)          $   (228,988)          $ (1,053,895)
                                                            ============           ============           ============

Per share information:

  Weighted average number
  of common shares outstanding - basic and diluted            11,755,494              5,972,357              6,988,878
                                                            ============           ============           ============

Net (loss) per common share - basic and diluted             $      (0.03)           $ (0.04)              $ (0.16)
                                                            ============           =========              ========

    The accompanying notes are an integral part of the financial statements.

                                 Netstaff, Inc.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
       For the Period June 21, 1996 (Inception) through December 31, 1999

                                                                           Preferred                         Common Stock
                                                                 -----------------------------       -----------------------------
                                                                   Shares            Amount            Shares            Amount
                                                                 -----------       -----------       -----------       -----------
Balance, June 21, 1996 (inception)                                        --       $        --                --       $        --

Issuance of preferred stock for cash                                  35,000            35,000

Issuance of stock for cash                                                                             4,535,848               890

Net (loss) for the period ended December 31, 1996
                                                                 -----------       -----------       -----------       -----------

Balance, December 31, 1996                                            35,000            35,000         4,535,848               890

Net (loss) for the year ended December 31, 1997
                                                                 -----------       -----------       -----------       -----------

Balance, December 31, 1997                                            35,000            35,000         4,535,848               890

Issuance of common stock for cash                                                                      2,849,578             2,850

Reclassification of paid in capital                                                                                          3,645

Net (loss) for the year ended December 31, 1998
                                                                 -----------       -----------       -----------       -----------

Balance, December 31, 1998                                            35,000            35,000         7,385,426             7,385

Issuance of common stock for cash                                                                         21,585                22

Issuance of common stock for cash                                                                         32,430                32

Common stock issued in consideration for services                                                        203,772               204

Conversion of Preferred Stock to common stock                        (35,000)          (35,000)          178,301               178

Common stock issued for conversion of notes payable                                                      683,487               684

Acquisition of the net assets of MAS Acquisition Corp. VIII                                            4,995,000             4,995

Commodore license agreement

Loans payable converted to warrants

Net (loss) for the year ended December 31, 1999
                                                                 -----------       -----------       -----------       -----------

Balance, December 31, 1999                                               --        $        --       13,500,000        $    13,500
                                                                 ===========       ===========       ===========       ===========

                                                                                   Deficit
                                                                                 Accumulated            Stock
                                                                Additional        During the        Subscriptions
                                                              Paid in Capital  Development Stage      Receivable          Total
                                                              ---------------  -----------------    -------------      -----------
Balance, June 21, 1996 (inception)                               $        --      $        --       $          --      $       --

Issuance of preferred stock for cash                                                                                        35,000

Issuance of stock for cash                                                                                                     890

Net (loss) for the period ended December 31, 1996                                    (110,674)                            (110,674)
                                                                 -----------      -----------       -------------      -----------

Balance, December 31, 1996                                                --         (110,674)                 --          (74,784)

Net (loss) for the year ended December 31, 1997                                      (403,230)                            (403,230)
                                                                 -----------      -----------       -------------      -----------

Balance, December 31, 1997                                                --         (513,904)                 --         (478,014)

Issuance of common stock for cash                                    556,516                                               559,366

Reclassification of paid in capital                                   (3,645)                                                   --

Net (loss) for the year ended December 31, 1998                                      (228,988)                            (228,988)
                                                                 -----------      -----------       -------------      -----------

Balance, December 31, 1998                                           552,871         (742,892)                 --         (147,636)

Issuance of common stock for cash                                     19,978                                                20,000

Issuance of common stock for cash                                     14,968                                                15,000

Common stock issued in consideration for services                     39,796                                                40,000

Conversion of Preferred Stock to common stock                         34,822                                                    --

Common stock issued for conversion of notes payable                   160,316                                              161,000

Acquisition of the net assets of MAS Acquisition Corp. VIII           (4,950)                                                   45

Commodore license agreement                                        2,000,000                           (1,000,000)       1,000,000

Loans payable converted to warrants                                  100,000                                               100,000

Net (loss) for the year ended December 31, 1999                                      (311,003)                            (311,003)
                                                                 -----------      -----------       -------------      -----------

Balance, December 31, 1999                                       $ 2,917,801     $ (1,053,895)      $  (1,000,000)         877,406
                                                                 ===========      ===========       =============      ===========

    The accompanying notes are an integral part of the financial statements.

                          Netstaff, Inc.
                   (A Development Stage Company)
                     Statements of Cash Flows

                                                                                          June 21, 1996
                                                                                           (Inception)
                                                       Year Ended        Year Ended         Through
                                                       December 31,      December 31,      December 31,
                                                          1999              1998              1999
                                                       -----------       -----------       -----------
Cash flows from operating activities:
Net (loss)                                             $  (311,003)      $  (228,988)      $(1,053,895)
Adjustments to reconcile net (loss) to net
  cash used in operating activities:
  Depreciation and amortization                             10,613             9,588            20,135
  Write off of Organizational Costs                            (45)               --               (45)
  Loan forgiveness                                          (5,000)               --            (5,000)
  (Increase) decrease in prepaid expenses                    1,300               540            (7,700)
  Increase in accounts payable                              53,236           111,303           242,682
                                                       -----------       -----------       -----------
Net cash (used in) operating activities                   (250,899)         (107,557)         (803,823)
                                                       -----------       -----------       -----------

Cash flows from investing activities:
  Purchase of property and equipment                        (2,525)             (238)         (199,324)
  Purchase of trademarks                                   (10,000)               --           (16,269)
                                                       -----------       -----------       -----------
Net cash (used in) investing activities                    (12,525)             (238)         (215,593)
                                                       -----------       -----------       -----------

Cash flows from financing activities:
  Loans made to officers                                   (50,351)               --           (50,351)
  Increase (decrease) in notes payable                     207,100          (451,286)          368,100
  Issuance of preferred stock                                   --                --            35,000
  Proceeds from the sale of common stock                 1,035,000           559,366         1,595,322
                                                       -----------       -----------       -----------
Net cash provided by financing activities                1,191,749           108,080         1,948,071
                                                       -----------       -----------       -----------

Net increase in cash                                       928,325               285           928,655

Beginning cash                                                 330                45                --

                                                       -----------       -----------       -----------
Ending cash                                            $   928,655       $       330       $   928,655
                                                       ===========       ===========       ===========

Supplemental cash flow information:

Non-cash investing and financing transactions:
Common stock issued in conversion of  loans            $   161,000       $        --       $   161,000
Common stock issued in consideration for services
  rendered                                             $    40,000       $        --       $    40,000

Cash paid for:
   Interest                                            $        --       $        --       $        --
   Income taxes                                        $        --       $        --       $        --


    The accompanying notes are an integral part of the financial statements.

                                 Netstaff, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on June 21, 1996 in the State of Delaware. The Company is in the development stage and is in the business of providing an Internet-based multiple listing service for the professional staffing and recruiting industry.

On September 15, 1999, Netstaff, Inc. entered into a stock exchange agreement with MAS Acquisition VIII Corp. (MAS), an Indiana Corporation, whose assets consisted of intangibles of $45, whereby Netstaff agreed to merge into MAS, pursuant to a tax-free reorganization. MAS became the surviving corporation. Pursuant to the terms of the agreement, as of December 17,1999 each common share of Netstaff was exchanged for 5.0943 common shares of the MAS. A total of 1,669,505 shares of common stock of Netstaff were exchanged for 8,505,000 common shares of MAS.

This reorganization will be accounted for as though it were a recapitalization of the Company and sale by the Company of 4,995,000 shares of common stock in exchange for the net assets of MAS. During September, 1999 MAS filed Articles of Merger changing its name to Netstaff, Inc.

Revenue recognition

Revenue is recognized for fees earned as direct staffing placements are made. For temporary or contract placements, fee revenue is recognized as the candidate provides services to the employer.

Depreciation

The cost of property and equipment is depreciated over the estimated useful lives (5 years) of the related assets. Depreciation is computed on the straight-line method for financial reporting purposes.

Intangibles

Trademarks are amortized over their estimated useful life of 15 years. Amortization of the trademarks expensed to operations during years ended December 31, 1999 and 1998 and the period from June 21, 1996 (inception) to December 31, 1999 was $1,084, $419, and $1,503, respectively.

Software and website development costs

Product and website development costs incurred in developing the Company's website are accounted for in accordance with SOP 98-1. Product and website development costs include amounts incurred by the Company to develop, enhance, manage, monitor and operate the Company's website. The Company has capitalized software development costs totaling $132,609. The Company will start to amortize these costs once operation has commenced.

                                 Netstaff, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


Use of estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Net loss per share

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings (loss) per common share ("EPS") calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Common stock equivalents were not considered during the periods presented, as their effect would be anti dilutive.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Segment Information

Effective in 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

                                 Netstaff, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements

Comprehensive Income

There were no items of comprehensive income for the years ended December 31, 1999 and 1998, or the period from June 21, 1996 (inception) to December 31, 1999, and thus net loss is equal to comprehensive loss for those years.

Advertising Costs

Advertising is expensed as incurred. Advertising costs expensed during years ended December 31, 1999 and 1998 and the period from June 21, 1996 (inception) to December 31, 1999 were $2,482, $2,388, and $60,508, respectively.

Impairment Of Long-Lived Assets

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgement is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 1999, management does not believe there is any impairment of the carrying amounts of assets.

Concentration of Credit Risk

As of December 31, 1999, $750,000 was invested in an insured money market account, and the remaining balance was in the Company's operating accounts, which are federally insured up to $100,000.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1999. The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values.

These financial instruments include cash, stock subscriptions receivable, amounts due from related parties, accounts payable, accrued expenses and notes payable. Fair values of the short-term financial instruments were assumed to approximate carrying values for these financial instruments because they are short term in nature or are due or payable on demand.

                                 Netstaff, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements

Reclassifications

Certain amounts from prior years financial statements have been reclassified to conform to current year presentation.

Recent Pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early adopt and what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

NOTE 2. STOCK SUBSCRIPTION RECEIVABLE

The Company entered into a License Agreement, dated September 21, 1999, with Commodore Sales Corporation ("Commodore") an unaffiliated third party. Pursuant to the license agreement the Company granted Commodore a nontransferable, ten year limited license for the purpose of exploiting the Company's multiple listing service (MLS) within South Africa. Pursuant to the terms of the license agreement, the Company is to receive a license fee of $2,000,000 payable in installments. On December 31, 1999, the Company received $1,000,000 representing the first installment of the license fee. The balance of the license fee is dependant upon milestones achieved by the Company in terms of staffing companies or corporations registering with the MLS service. In March 2000, the Company received the second installment of $500,000 and in May, 2000 the Company received another installment of $350,000. The Company has been advised that in December 1999, Commodore purchased approximately 1,000,000 shares of the Company's common stock from unaffiliated shareholders of the Company at a nominal price and sold the shares to unaffiliated third parties.

The Company has received documentation that Commodore has placed proceeds from such sales of shares in trust with Clark, Wilson, a Canadian law firm in which David J. Cowan, a director of the Company, is a partner. The Company has been further advised that Commodore is using the proceeds to pay the above described license fees. The Company has characterized the $2,000,000 fee as equity, because management has concluded that the use of proceeds resulting from transactions in shares of the Company are most appropriately reflected as equity despite the execution of a license agreement.

                                 Netstaff, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 3. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation at December 31, 1999:

Computer equipment                  $ 43,800
Proprietary software                 132,609
Furniture and equipment               15,141
Leasehold improvements                 7,774
                                    --------
                                     199,324
Less: Accumulated depreciation        18,700
                                    --------
                                    $180,624
                                    ========

For the years ended December 31, 1999 and 1998, and the period from June 21, 1996 (inception) to December 31, 1999, depreciation expense charged to operations was $9,530, $9,170, and $18,700, respectively.

NOTE 4. LEASE OBLIGATION

The Company leases office space under an operating lease arrangement. The lease expires on May 31, 2002.

Minimum future lease payments on the office lease are as follows:

Year         Amount
----        --------
  2000      $ 51,800
  2001        54,200
  2002        23,000
            --------
Totals      $129,000
            ========

For the years ended December 31, 1999 and 1998, and the period from June 21, 1996 (inception) to December 31, 1999, the amounts charged to operations for rent expense were $43,151, $54,209, and $171,040, respectively.

The Company has sublet a portion of the premises to an outside non-related company. The lease expired October 31, 1999. The annual rental approximates $97,100. For the years ended December 31, 1999 and 1998, and the period from June 21, 1996 (inception) to December 31, 1999, the amounts received to other income for sub-rental were $70,830, $21,683, and $92,513, respectively.

                                 Netstaff, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 5. NOTES PAYABLE

        The following summarizes notes payable at December 31, 1999:

                  Short-term:
                  -----------
                  Non-interest bearing promissory notes payable                      $ 32,600
                  12% promissory notes                                                 74,500
                                                                                     --------
                                                                                     $107,100

Note 6. STOCKHOLDERS' EQUITY

Common and preferred stock issuances

During 1996, the Company issued 35,000 shares of Preferred Stock at $1.00 per share for cash aggregating $35,000.

During 1996, the Company issued 4,535,848 shares of Common Stock at $0.0002 per share for cash aggregating $890.

During 1998, the Company issued 2,849,578 shares of Common Stock at $0.20 per share for cash aggregating $559,366.

During 1999, the Company issued 21,585 shares of Common Stock at $0.93 per share for cash aggregating $20,000.

During 1999, the Company issued 32,430 shares of Common Stock at $0.46 per share for cash aggregating $15,000.

During 1999 the Company issued 203,772 shares of Common Stock at $0.20 per share for services rendered. The value of the services of $40,000 has been charged to operations.

During 1999, the Company converted $161,000 in debt to 683,487 shares of Common Stock.

During 1999, 35,000 shares of Preferred Stock were converted into 178,301 shares of Common Stock.

During the periods covered by these financial statements, the Company issued shares of Common Stock without registration under Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, it could be liable for recission of the sales and any other applicable remedies if such exemptions were found not to apply, which could have a material negative impact on the Company.

                                 Netstaff, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 7. STOCK WARRANTS

During the year ended December 31, 1999, the Company agreed to issue 200,000 common stock warrants to Golden Horde Investments for the assumption of $100,000 in notes payable. The warrants are exercisable at $1.00 per share, with a maximum term of three years. There was no expense related to these issuances. For accounting purposes, this commitment is reflected as if the warrants had been issued at December 31, 1999.

Common stock warrant activity is as follows:

                                                           Weighted
                                                           Average
                                              Number of    Exercise
                                               Shares       Price
                                              --------      -----
Granted                                        200,000      $1.00
                                              --------
Outstanding at December 31, 1999               200,000      $1.00
                                              ========      =====

Options exercisable at December 31, 1999       200,000
Weighted average fair value of options        --------
 granted during year                          $     --
                                              ========

The status of all options outstanding at December 31, 1999 is 200,000 options with an exercise price of $1.00, and a weighted average remaining contractual life of 3 years.

NOTE 8. INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Income tax provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate of 34% as a result of the following:

                                                                     June 21, 1996
                                      Year Ended      Year Ended    (inception) to
                                     Dec. 31, 1999   Dec. 31, 1998   Dec. 31, 1999
                                       ---------       ---------       ---------
Computed "expected" tax (benefit)      ($105,741)      ($ 77,856)      ($358,347)
Valuation allowance                      105,741          77,856         358,347
                                       ---------       ---------       ---------
                                       $      --       $      --       $      --
                                       =========       =========       =========

                                 Netstaff, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                                        Temporary                 Tax
                                                        Difference               Effect
                                                        ----------               ------
Net operating loss carryforward:                        $1,053,961              $358,347
                                                        ==========              ========

The net operating loss carry forward will expire in the years through 2019.

NOTE 9. RELATED PARTY TRANSACTIONS

On December 1, 1999, the Company entered into an independent contractor agreement ("the Agreement") with Millennium 3 Design, a sole proprietorship ("M3D"). A director of the Company, is the owner of M3D. Pursuant to the terms of the Agreement, M3D provides corporate image design and development services for the Company. As compensation for such services, the Company pays M3D an aggregate fee of $90,000 per year, payable monthly at the rate of $7,500 per month commencing December 1, 1999. The Agreement may be terminated, with or without cause, at any time, upon written notice by the Company. In the event of termination by the Company, the balance of the fee that remains due and owing for the full term must be paid within thirty days of the termination date. As of December 31, 1999, the Company had paid M3D and aggregate amount of $13,233, including expense reimbursement.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company, one of its officers and one of its directors have been named as defendants in a breach of contract action, seeking $21,000 plus punitive damages. The Company and the individual defendants have answered the complaint and made cross-claims against the plaintiff. A default judgement has been entered against the individual defendants who intend to seek a court order to set aside the default.

                                 EXHIBIT INDEX


Exhibit No.                             Description
-----------                             -----------
   2.0            Stock Exchange Agreement, dated September 15, 1999, between MAS
                  Acquisition VIII Corp. and NetStaff, Inc., incorporated by reference to Exhibit 2.0 to the Company's Form 8-K, filed with the SEC on September 16, 1999.

   3.0            Articles of Incorporation of the Company, incorporated by
                  reference to Exhibit 3.0 to the Company's Form 10-SB Registration
                  Statement filed with the SEC on April 27, 1999.

   3.1            Articles of Amendment of the Articles of Incorporation for MAS
                  Acquisition VIII Corp., effective September 1, 1999, incorporated by reference to Exhibit 3.0 to the Company's Form 8-K, filed with the SEC on September 16, 1999.

   3.2            Articles of Merger of NetStaff, Inc., a Delaware corporation, into MAS Acquisition VIII Corp., an Indiana corporation, dated
                  September 16, 1999, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, filed with the SEC on September 16, 1999.

   3.3 Certificate of Merger of NetStaff, Inc., a Delaware corporation, and MAS Acquisition VIII Corp., an Indiana corporation, dated
                  September 15, 1999, filed December 9, 1999 with the Secretary of
                  State of the State of Delaware.

   3.4            Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company's Form 10-SB Registration Statement filed with the
                  SEC on April 27, 1999.

   4.0 Specimen stock certificate for MAS Acquisition VIII Corp., incorporated by reference to Exhibit 4.0 to the Company's Form
                  10-SB Registration Statement filed with the SEC on April 27,
                  1999.

   4.1 Specimen stock certificate for NetStaff, Inc., an Indiana corporation.

   4.2            Please see Exhibits 3.0 and 3.4 for provisions of the certificate of incorporation and bylaws defining the rights of holders of
                  Common and Preferred Stock of the Company.

   10.0 Commercial lease between Michael J. Kirsch and NetStaff, Inc., dated May 16, 1997.

   10.1           Commercial lease between Kearny Street Workshop and NetStaff,
                  Inc., dated January 5, 2000.

   10.2           Equipment lease and pledge agreement with Citicorp Leasing, Inc., dated February 9, 2000.

   10.3 Independent contractor agreement between NetStaff, Inc. and Millennium 3 Design, dated December 1, 1999.

   10.4           License agreement between NetStaff, Inc. and Commodore
                  Sales Corp., dated September 21, 1999.

   10.5           Form of staffing company agreement.

   10.6           Letter agreement, dated December 2, 1999, between
                  NetStaff, Inc. and Golden Harde Investments Ltd.

   10.7           Agreement between NetStaff, Inc. and Intellectual Capital,
                  Inc., dated January 15, 2000.

   10.8           Professional Service Agreement between NetStaff, Inc. and
                  Elliott, Lane & Associates, Inc., dated March 31, 2000.

   10.9 Warrants to Purchase Common Shares of NetStaff, Inc. issued to Elliott, Lane & Associates, April 1, 2000, per Professional
                  Services Agreement and Warrant Terms and Conditions.

   24             Power of Attorney set forth below on signature page.

   27             Financial Data Schedule.