Form 10QSB
period 2000-03-21
NETSTAFF INC/IN
filed 2000-05-15
CIK 1081370

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended - March 31, 2000

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
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)


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

     As of March 31, 2000, the Registrant has outstanding 13,500,000 shares of Common Stock.

     Traditional Small Business Disclosure Format (Check one):
     Yes  [X]    No [ ]

                                 Netstaff, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                    31-Mar-00

                                     ASSETS
                                                            (unaudited)
Current assets:
  Cash                                                       $ 788,418
  Loans to officer                                              45,751
  Prepaid expenses                                              33,585
                                                           -----------
    Total current assets                                       867,754

Property and equipment - net of accumulated depreciation       222,445

Trademarks-net of accumulated amortization                      14,598
                                                           -----------
                                                           $ 1,104,797
                                                           ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                      $ 206,335
  Accrued interest                                              21,417
  Short term notes payable                                      22,600
                                                           -----------
    Total current liabilities                                  250,352
                                                           -----------
Stockholders' equity
  Preferred stock, $0.001 par value,
     20,000,000 shares authorized, no shares issued
     or outstanding                                                  -
  Common stock, $0.001 par value,
     100,000,000 shares authorized,
     13,500,000 shares issued and outstanding                   13,500
  Additional paid in capital                                 2,917,756
  Deficit accumulated during the
     development stage                                      (1,576,811)
                                                           -----------
                                                             1,354,445
  Stock subscription receivable                               (500,000)
                                                           -----------
   Total stockholders' equity                                  854,445
                                                           -----------
                                                           $ 1,104,797
                                                           ===========


   The accompanying notes are an integral part of the financial statements

                                 Netstaff, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                              June 21, 1996
                                                                                               (inception)
                                                       3 Months Ended     3 Months Ended         Through
                                                           March 31           March 31           March 31
                                                            2000               1999               2000
                                                        ------------       ------------       ------------
                                                         (unaudited)        (unaudited)        (unaudited)
Revenue                                                 $          -       $          -       $     16,100

Costs and expenses:
  General and administrative                                 519,984             21,793          1,662,290
  Depreciation and Amortization                                2,912              2,730             23,114
                                                        ------------       ------------       ------------
(Loss) from operations                                      (522,896)           (24,523)        (1,669,304)
                                                        ------------       ------------       ------------
Other income (expense):
  Office sub-lease income                                          -             10,690             92,513
                                                        ------------       ------------       ------------
Net (loss)                                              $   (522,896)      $    (13,833)      $ (1,576,791)
                                                        ============       ============        ==========
Per share information:

  Weighted average number
  of common shares outstanding - basic and diluted        13,500,000          7,385,436         7,236,134
                                                        ============       ============        ==========
Net (loss) per common share - basic and diluted         $      (0.04)      $      (0.00)       $    (0.23)
                                                        ============       ============        ==========


   The accompanying notes are an integral part of the financial statements

                                 Netstaff, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                            June 21, 1996
                                                                                            (inception)
                                                      3 Months Ended     3 Months Ended       Through
                                                         March 31           March 31          March 31
                                                          2000               1999              2000
                                                       -----------       -----------       -----------
                                                       (unaudited)       (unaudited)       (unaudited)
Cash flows from operating activities:
Net (loss)                                             $  (522,896)      $   (13,833)      $(1,576,791)
Adjustments to reconcile net (loss) to net
  cash used in operating activities:
  Depreciation and amortization                              2,912             2,730            23,227
  Write off of Organizational Costs                              -                 -               (45)
  Loan forgiveness                                               -                 -            (5,000)
  (Increase) decrease in prepaid expenses                  (26,043)                -           (33,743)
  Increase in accounts payable                              30,161             9,553           272,843
                                                       -----------       -----------       -----------
Net cash (used in) operating activities                   (515,866)           (1,550)       (1,319,689)
                                                       -----------       -----------       -----------
Cash flows from investing activities:
  Purchase of property and equipment                       (44,471)                -          (243,795)
  Purchase of trademarks                                         -                 -           (16,269)
                                                       -----------       -----------       -----------
Net cash (used in) investing activities                    (44,471)                -          (260,064)
                                                       -----------       -----------       -----------
Cash flows from financing activities:
  Loans made to officers                                     4,600                 -           (45,751)
  Increase (decrease) in notes payable                     (84,500)            2,770           283,600
  Issuance of preferred stock                                    -                 -            35,000
  Proceeds from the sale of common stock                   500,000                 -         2,095,322
                                                       -----------       -----------       -----------
Net cash provided by financing activities                  420,100             2,770         2,368,171
                                                       -----------       -----------       -----------
Net increase in cash                                      (140,237)            1,220           788,418

Beginning cash                                             928,655                45                 -
                                                       -----------       -----------       -----------
Ending cash                                            $   788,418       $     1,265       $   788,418
                                                       ===========       ===========       ===========
Supplemental cash flow information:

Non-cash investing and financing transactions:
Common stock issued in conversion of  loans            $         -       $         -       $   161,000
Common stock issued in consideration for services
  rendered                                             $         -       $         -       $    40,000

Cash paid for:
   Interest                                            $         -       $         -       $         -
   Income taxes                                        $         -       $         -       $         -


   The accompanying notes are an integral part of the financial statements

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

On September 15, 1999, Netstaff, Inc. entered into a stock exchange agreement with MAS Acquisition VIII Corp. (MAS), an Indiana Corporation, whose assets consisted of intangibles of $45, whereby Netstaff agreed to merge into MAS, pursuant to a tax-free reorganization. MAS became the surviving corporation. Pursuant to the terms of the agreement, as of December 17, 1999 each common share of Netstaff was exchanged for 5.0943 common shares of the MAS. A total of 1,669,505 shares of common stock of Netstaff were exchanged for 8,505,000 common shares of MAS.

Software and website development costs

Product and website development costs incurred in developing the Company's website are accounted for in accordance with SOP 98-1. Product and website development costs include amounts incurred by the Company to develop, enhance, manage, monitor and operate the Company's website. The Company has capitalized software development costs totaling $148,452. The Company will start to amortize these costs once operation has commenced.

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


NOTE 2. STOCK SUBSCRIPTION RECEIVABLE

The Company entered into a License Agreement, dated September 21, 1999, with Commodore Sales Corporation ("Commodore") an unaffiliated third party. Pursuant to the license agreement the Company granted Commodore a nontransferable, ten year limited license for the purpose of exploiting the Company's multiple listing service (MLS) within South Africa. Pursuant to the terms of the license agreement, the Company is to receive a gross license fee of $2,000,000 (less agreed upon expenses) payable in installments. On December 31, 1999, the Company received $1,000,000 representing the first installment of the license fee. The balance of the license fee is dependant upon milestones achieved by the Company in terms of staffing companies or corporations registering with the MLS

                                 Netstaff, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


service. In March 2000, the Company received the second installment of $500,000 and in May, 2000 the Company received another installment of $350,000. The Company has been advised that in December 1999, Commodore purchased approximately 1,000,000 shares of the Company's common stock from unaffiliated shareholders of the Company at a nominal price and sold the shares to unrelated third parties.

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



NOTE 3.  COMMITMENTS AND CONTINGENCIES

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

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO, THE FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS, APPEARING ELSEWHERE IN THIS REPORT.


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

Operations.

        Total expenses for the three months ended March 31, 2000 came to $522,896, as compared to $21,793 incurred during the comparable time frame in 1999 (see the Statement of Operations in the accompanying financial statements). The major increase in expenses is mainly attributable to increases in employee wages and related costs($267,297 increase)professional fees ($111,815 increase), advertising/promotional ($20,717 increase), and office expense ($42,344 increase). The Company went from no paid employees in the same period of 1999 to an average employment of about 10 for the first three months of 2000. The increased expenses of the Company for professional fees resulted primarily from employment of third party professionals and independent contractors to meet the company's development, technical and financial demands on a timely basis, as well as associated costs relating to the launch and initial implementation of its sales and marketing strategies.

                                   PART II

Item 1. None

Item 2. None

Item 3. None

Item 4. None

Item 5. None

Item 6. See 8-K/A filed May 4, 2000 regarding change in auditors.


                                  SIGNATURE

In accordance with the regiments of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated this 15th day of May, 2000

                                                NETSTAFF, INC.

                                                By: /s/ Patrick Rylec

                                                Authorized Signator

                                 EXHIBIT INDEX

      Exhibit
       Number                 Description
      --------                -----------
        27                Financial Data Schedule