Form 10QSB
period 2000-06-30
NETSTAFF INC/IN
filed 2000-08-15
CIK 1081370

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended - June 30, 2000

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

     Issuer's telephone number, including area code: (415) 908-1000

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     State of number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2000, the issuer had outstanding 13,500,000 shares of common stock, par value $0.001 per share.

    Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                 NetStaff Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                 June 30, 2000

                                     ASSETS


Current assets:
    Cash                                                            $   155,911
    Loans to officer                                                     55,751
    Employee advances                                                     1,500
    Prepaid expenses                                                     21,343
                                                                    -----------
          Total current assets                                          234,505

Property and equipment,
    net of accumulated depreciation                                     100,174
                                                                    -----------

Proprietary software, licenses and trademarks,
    net of accumulated amortization                                     249,475
                                                                    -----------
                                                                    $   584,154
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                           $   180,367
    Accrued interest                                                      1,463
    Short-term notes payable                                             15,100
                                                                    -----------
          Total current liabilities                                     196,930
                                                                    -----------

Long-term debt                                                           26,505
                                                                    -----------

Stockholders' equity:
    Common stock, $0.001 par value,
          20,000,000 shares authorized,
          13,500,000 shares issued and outstanding                       13,500
    Additional paid-in capital                                        2,793,659
    Deficit accumulated during the
          development stage                                          (2,420,648)
    Stock subscription receivable                                       (25,792)
                                                                    -----------
          Total stockholders' equity                                    360,719
                                                                    -----------
                                                                    $   584,154
                                                                    ===========


    The accompanying notes are an integral part of the financial statements.

                                  Netstaff Inc.
                          (A Development Stage Company)

                            Statements of Operations

                                                      Six months         Three months        June 21, 1996
                                                         ended               ended           (inception) to
                                                     June 30, 2000       June 30, 2000        June 30, 2000
                                                      (unaudited)         (unaudited)          (unaudited)
                                                      ------------        ------------        ------------
Revenue                                               $         --        $         --        $     16,100

Costs and expenses
       General and administrative                        1,221,538             697,290           2,334,086
       Depreciation and amortization                        34,478              31,566              54,680
                                                      ------------        ------------        ------------
                                                         1,256,016             728,856           2,388,766
                                                      ------------        ------------        ------------

(Loss) from operations                                  (1,256,016)           (728,856)         (2,372,666)
                                                      ------------        ------------        ------------

Other income (expense):
       Office sub-lease income                                   0                   0              92,513
       Interest income                                      11,335               5,332              11,447
       Loss on disposal of proprietary software           (118,283)           (118,283)           (118,283)
       Interest expense                                     (3,722)             (1,983)            (33,659)
                                                      ------------        ------------        ------------
                                                          (110,670)           (114,934)            (47,982)
                                                      ------------        ------------        ------------

                                                      ------------        ------------        ------------
Net (loss)                                            $ (1,366,686)       $   (843,790)       $ (2,420,648)
                                                      ============        ============        ============

Per share information:

       Weighted average number of common
       shares outstanding - basis and diluted           13,500,000          13,500,000           7,175,946
                                                      ============        ============        ============

Net (loss) per common share - basic and diluted       $      (0.10)       $      (0.06)       $      (0.34)
                                                      ============        ============        ============



    The accompanying notes are an integral part of the financial statements.

                                  Netstaff Inc.
                          (A Development Stage Company)

                            Statements of Operations

                                                       Six months       Three months
                                                         ended             ended
                                                     June 30, 1999      June 30, 1999
                                                      (unaudited)        (unaudited)
                                                      -----------        -----------
Revenue                                               $        --        $        --

Costs and expenses
       General and administrative                          57,451             33,974
       Depreciation and amortization                            0                  0
                                                      -----------        -----------
                                                           57,451             33,974
                                                      -----------        -----------

(Loss) from operations                                    (57,451)           (33,974)
                                                      -----------        -----------

Other income (expense):
       Office sub-lease income                             14,190              3,500
       Interest income                                          0                  0
       Debt forgiveness                                         0                  0
       Loss on disposal of proprietary software                 0                  0
       Interest expense                                    (1,046)                 0
                                                      -----------        -----------
                                                           13,144              3,500
                                                      -----------        -----------

                                                      -----------        -----------
Net (loss)                                            $   (44,307)       $   (30,474)
                                                      ===========        ===========

Per share information:

       Weighted average number of common
       shares outstanding - basis and diluted           7,491,660          7,438,548
                                                      ===========        ===========

Net (loss) per common share - basic and diluted       $     (0.01)       $     (0.00)
                                                      ===========        ===========



    The accompanying notes are an integral part of the financial statements.

                                  Netstaff Inc.
                          (A Development Stage Company)

                            Statements of Cash flows


                                                              Six months        Six months      June 21, 1996
                                                                ended              ended       (inception) to
                                                            June 30, 2000     June 30,1999      June 30, 2000
                                                             (unaudited)       (unaudited)       (unaudited)
                                                            -------------     ------------     --------------
Cash flows from operating activities:
     Net loss                                                $(1,366,686)      $   (44,307)      $(2,420,648)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Write-off of proprietary software                    118,283                 0           118,283
            Depreciation and amortization                         34,478                 0            54,680
     Proceeds from employee advances                              (1,500)                0            (1,500)
            (Increase) decrease in prepaid expenses              (13,644)                0           (21,344)
            Increase (decrease) in accounts payable and                                  0
               accrued expenses                                  (15,762)           25,853           181,830
                                                             -----------       -----------       -----------
                 Total adjustments                               121,855            25,853           331,949
                                                             -----------       -----------       -----------

            Net cash used in operating activities             (1,244,831)          (18,454)       (2,088,699)
                                                             -----------       -----------       -----------

Cash flows from investing activities:
     Purchase of property and equipment                          (37,010)                0          (106,054)
     Development of proprietary software                        (213,766)                0          (346,375)
     Purchase of licenses                                        (27,408)                0           (27,408)
     Purchase of trademarks, net                                       0                 0           (16,269)
                                                             -----------       -----------       -----------
            Net cash used in investing activities               (278,184)                0          (496,106)
                                                             -----------       -----------       -----------

Cash flows from financing activities:
     Change in cash deficit                                            0               456                 0
     Proceeds from officer note receivable                        (5,400)                0           (55,751)
     Proceeds from notes payable                                 (94,329)           17,668            15,100
     Proceeds from the sale of common stock                            0                 0            13,500
     Proceeds from paid-in capital                                     0                 0         2,793,659
     Proceeds from stock subscriptions                           850,000                 0           (25,792)
                                                             -----------       -----------       -----------
            Net cash provided by financing activities            750,271            18,124         2,740,716
                                                             -----------       -----------       -----------

Net decrease in cash and cash equivalents                       (772,744)             (330)          155,911

Cash and cash equivalents, beginning                             928,655               330                 0
                                                             -----------       -----------       -----------

Cash and cash equivalents, ending                            $   155,911       $         0       $   155,911
                                                             ===========       ===========       ===========

Supplemental disclosures:

Non-cash investing and financing transactions:

     Equipment acquired through capital lease                $    28,834                         $    28,834
                                                             ===========                         ===========

     Common stock issued in conversion of loans                                                  $   161,000
                                                                                                 ===========

     Common stock issued in consideration of
         services rendered                                                                       $    40,000
                                                                                                 ===========

     Cancellation of stock subscriptions                     $   124,208                         $   124,208
                                                             ===========                         ===========

     Interest expense                                        $     3,516       $         0       $    32,233
                                                             ===========       ===========       ===========

     Income taxes                                            $     1,600       $         0       $     6,010
                                                             ===========       ===========       ===========


    The accompanying notes are an integral part of the financial statements.

                                 NetStaff, Inc.
                          (A Development Stage Company)

                        Notes to the Financial Statements

Note 1. General

The interim unaudited financial statements presented above have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000. These unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999, set forth in the Company's annual report on Form 10-KSB, previously filed with the Securities and Exchange Commission on May 8, 2000.

Note 2. Summary Of Significant Accounting Policies

Organization

The Company was incorporated on June 21, 1996 in the State of Delaware. The Company is in the development stage and is in the business of providing an Internet-based multiple listing service for the professional staffing and recruiting industry.

On September 15, 1999, NetStaff, Inc., a Delaware corporation ("NetStaff Delaware"), entered into a stock exchange agreement (the "Agreement") with MAS Acquisition VIII Corp. ("MAS"), an Indiana corporation, whereby NetStaff Delaware agreed to merge into MAS, pursuant to a tax-free reorganization. MAS became the surviving corporation, changing its name to NetStaff, Inc. in September 1999. Pursuant to the terms of the Agreement, as of December 17, 1999, each common share of NetStaff Delaware was exchanged for 5.0943 common shares of the MAS. A total of 1,669,505 shares of common stock of NetStaff Delaware were exchanged for 8,505,000 common shares of MAS.

This reorganization is accounted for as though it were a recapitalization of the Company and sale of the Company of 4,995,000 shares of common stock in exchange for the net assets of MAS.

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

Note 3. Software And Website Development Costs

Product and website development costs incurred in developing the Company's website are accounted for in accordance with SOP 98-1. Product and website development costs include amounts incurred by the Company to develop, enhance, manage, monitor and operate the Company's website. The Company has written off software development costs totaling $132,609, that it previously capitalized, because the Company has replaced this software. The Company has capitalized $213, 766 in development costs for new software that the Company has developed. The new software was placed in service on or about June 2, 2000. Amortization of this software amounted to $5,938, at June 30, 2000, and is included in the amortization expense.

Note 4. Stock Subscription Receivable

The basis for this stock subscription receivable was described and fully set forth in Note 2 of the footnotes to the financial statements contained in the Company's Form 10-QSB, for the quarterly period ended March 31, 2000, which was previously filed with the Securities and Exchange Commission on May 15, 2000.

In June 2000, there was a balance of $150,000 due to the Company pursuant to that certain license agreement between the Company and Commodore Sales Corp. ("Commodore"). The parties came to an agreement, pursuant to the terms of the license agreement, that an aggregate amount of $34, 207.91 would be deducted as expenses from the balance due. Thereafter, the parties renegotiated the payment of the remaining balance of $115,792.09. Commodore issued a non-interest bearing promissory note to the Company, in the amount of $90,000, payable upon the condition that the Company achieve gross revenues of a minimum of $1 million from its MLS by September 30, 2000. In the event the Company does not meet this milestone, the promissory note will be null and void.

In July 2000, Commodore paid to the Company $25,792.09, representing the remaining monies due under the agreement after the amount of the promissory note was deducted from the balance of $115,792.09.

Note 5. Stock Warrants

During the six-month period ended June 30, 2000, the Company issued warrants to purchase 15,000 shares of the common stock, par value $0.001 per share (the "Shares"), of the Company, to an officer as part of that officer's compensation package. The warrants are exercisable at $2.00 per Share and also have an cashless exercise alternative, whereby the holder may surrender the warrants to the Company, in exchange for reduced number of Shares, which number is calculated using a formula set forth below. The warrants have a three-year term running from March 14, 2000, until March 13, 2003.

During this period, the Company also issued warrants to purchase an aggregate of 100,000 Shares to an unrelated third party, pursuant to the terms of a professional services agreement between the Company and such party. Of the aggregate warrants issued, warrants to purchase 40,000 Shares are exercisable at $4.50 per Share and have a three year term from April 1, 2000; warrants to purchase 30,000 Shares are exercisable at $5.50 per Share and have a three year term from May 24, 2000; and warrants to purchase 30,000 Shares are exercisable at $6.50 per Share and have a three year term from May 24, 2000. The warrants also have an alternate method of cashless exercise as described below.

The warrants issued generally require the holder to surrender one warrant and give the Company the per Share exercise price for each warrant that the holder wishes to exercise. In the alternative, the holder may utilize a cashless method of exercise, whereby the holder may elect to receive shares equal to the value of the warrants (or any portion thereof) by surrendering the warrant certificate and receiving a number of shares of common stock of the Company calculated as:

        X =  Y(A-B)
             ------
               A

        where:

               X = the number of shares of the Company to be issued to the holder

               Y =  the number of warrants which are being exercised

               A = the fair market value of one share of the Company as at the date the notice of exercise is received by the Company; and

               B =  the exercise price of the warrants.

For the purposes of this calculation, the "fair market value" of one share of the Company is the average of the mean of the closing bid and ask prices for such shares for the five trading days immediately preceding the date the notice of exercise is received by the Company.

Note 6. Other Commitments And Contingencies

During the reporting period, the Company settled the breach of contract action, referred to in previous interim reports, paying an aggregate amount of $40,000 to and exchanging mutual general releases with the plaintiff. The individual defendants were part of the settlement agreement and also exchanged mutual general releases with the plaintiff.

Note 7. Subsequent Events

In July 2000, the Company issued warrants to purchase 160,000 shares of the common stock, par value $0.001 per share, of the Company, to an unrelated third party, as compensation for that entity's engagement of a consulting firm to provide corporate and general news and public information about the Company. The warrants are exercisable at $1.00 per share and also offer an alternative, cashless method of exercise as that described above in Note 5. The warrants have a three-year term running from July 14, 2000, until July 13, 2003 and may be assigned.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Or Plan Of Operation

The following information should be read in conjunction with Management's Discussion and Analysis or Plan of Operation and the audited financial statements and notes thereto for the fiscal year ended December 31, 1999, included in the Company's Form 10-KSB, as previously filed, on May 8, 2000, with the Securities and Exchange Commission (the "Form 10-KSB"), as well as in conjunction with, and is qualified in its entirety by reference to, the financial statements for the period ended June 30, 2000, and the notes to those statements, appearing elsewhere in this report. Moreover, the Company incorporates herein by reference that section of Part I, Item 1 of the Form 10-KSB entitled "Certain Risk Factors that May Affect Future Results."

Forward Looking Information.

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that would cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Reform Act. Except for the historical information contained herein, the matters discussed in this Form 10-QSB quarterly report are forward-looking statements that involve risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved, and actual results may differ materially from the Company's expectations.

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

The closing of the Stock Exchange Agreement was effected, and the reverse merger was completed pursuant to the statutory requirements of Indiana and Delaware, on December 17, 1999, at which time, among other things, 1,669,505 shares of common stock of NetStaff Delaware, representing all the issued and outstanding shares of NetStaff Delaware, were exchanged for 8,505,000 shares of Common Stock of the Company. The 8,505,000 shares of Common Stock issued by the Company in the exchange were not registered under the Securities Act of 1933, as amended (the "Securities Act"), are "restricted securities" as defined therein and are subject to the limitations of Rule 144 promulgated thereunder. After the issuance of the 8,505,000 shares of Common Stock, the Company had a total of 13,500,000 shares of Common Stock issued and outstanding. Of the 13,500,000 shares of Common Stock that remained outstanding as of July 31, 2000 (the last practicable date), approximately 4,156,600 shares of Common Stock were freely tradeable without restriction in the public market unless the shares are held by affiliates.

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

Operating History

The Company is in the primary business of providing an Internet-based multiple listing service for the professional staffing industry - the NetStaff MLS. The NetStaff MLS brings together the resources of the staffing industry with the needs of the corporate human resources community, mainly by offering an aggregated database of pre-qualified screened candidates from staffing companies that register with the MLS to employers and hiring companies that have access to the Company's staffing industry Web portal at WWW.NETSTAFF.COM. Employers and hiring companies do not pay a fee to review candidates in the MLS. The Company earns a fee from staffing companies upon the successful placement of a candidate through the NetStaff MLS.

The design and development of the NetStaff MLS commenced in 1997. This design and development of the database technology and supporting distribution systems were strengthened with feedback received from staffing companies at the major staffing industry conventions in 1997. Fine tuning of this database and distribution system occurred throughout 1998 and beta testing began on the system at that time. The technologies and systems employed by the Company were refined to provide for the diverse needs of not only multi-national staffing firms, but also the small independent staffing firms that comprise the majority of the fragmented staffing industry. Efforts throughout the years 1998 and 1999 were devoted to the pilot programs launched with several regional staffing companies throughout the US. Upon the successful completion of the pilot programs, the year end of 1999 and first quarter of 2000 was focused on creating an effective marketing and sales strategy and rollout campaign for the Company, as well as implementing necessary business and technology systems to allow the Company to expand. In addition, the Company, based on feedback from the field, began and completed in the second quarter of 2000, a re-design of its MLS and network to support an Internet portal for the professional staffing industry and to ensure scalability of the system. The Company expects to continue to develop the system in response to continued feedback from its clients.

The Company currently employs 9 full-time employees and plans to increase employment to between 15 and 20 employees by year-end 2000. The additional employees will be primarily in sales and customer service. Substantially all the Company's technology systems development and support is currently provided to the Company by a third-party consulting firm. The Company anticipates that it will continue to utilize such services through year end 2000.

The Company seeks to continually improve the systems handling and supporting its MLS. This development effort is primarily focused on the software used in running the systems and in the Company's computer hardware. During the last six months of 2000, the Company anticipates spending between $250,000 and $300,000 for the systems improvements. The equipment portion of the total expenditures for systems improvements described above is estimated to be approximately $150,000. No other significant capital additions are planned.

Liquidity and Capital Resources

The Company has incurred significant net losses and negative cash flows from its inception as a development stage company, as a result of the development and initial testing and implementation of its business model and operations. The Company has funded these losses primarily from cash investments by the Company's founders with repayment by the issuance of common stock to the Company's founders and loans by third parties.

In the fourth quarter 1999, the Company entered into a limited license agreement, granting territorial rights for the multiple listing service of the Company's services in a foreign country, pursuant to which the licensee was to pay an up-front, one-time license fee of $2 million (less agreed upon expenses which aggregate $34,207.91), in installments. The Company received its first installment of the license fee in the amount of $1,000,000, on December 31, 1999. In March 2000, the Company received an additional $500,000; in May 2000, the Company received an additional $350,000; and in July 2000, the Company received an additional $25,792.09. There remains a balance of $90,000, represented by a promissory note from the licensee which is conditioned upon the Company reaching a certain revenue milestone by the end of the third quarter 2000. The Company, at this time, believes it is unlikely to achieve such milestone in a timely fashion and, therefore, has not booked the note.

Management has reported the license fee as equity, as opposed to revenue or income, because it has been advised that the licensee is paying the license fee with proceeds from the licensee's purchase and sale of shares of the Common Stock of the Company, substantially all of which occurred in the December 1999 time frame. Since the fee is being paid with such proceeds, the Company believes it is appropriate to record and recognize such amounts as equity.

The Company will need to raise additional funds to operate its business, enhance its corporate development and consider possible acquisitions for expansion. To this end, the Company has recently engaged the services of a third party investment firm to assist the Company in obtaining additional capital. The Company anticipates that it will be able to obtain working capital through the proceeds of these financing efforts imminently, although there can be no assurance that additional financing will be available when needed or, that if available, will include terms favorable to the Company's shareholders or the Company. If such financing is not made available on terms acceptable to the Company, the Company may be unable to continue to develop or enhance its service offerings, take advantage of business opportunities, or continue in operation as it has been, all of which would have a material adverse effect on the Company's business, financial condition and results of operation.

Operations

Total expenses for the six months ended June 30, 2000 came to $1,270,553, as compared to $57,451 incurred during the comparable time frame in 1999 (see the Statement of Operations in the accompanying financial statements). The major increase in expenses is mainly attributable to increases in employee wages and related costs ($526,264 increase) professional fees ($305,735 increase), advertising/promotional ($111,731 increase), and office expense ($65,463 increase). The Company went from no paid employees in the same period of 1999 to an average employment of about 10 for the first six months of 2000. The increased expenses of the Company for professional fees resulted primarily from employment of third party professionals and independent contractors to meet the company's development, technical and financial demands on a timely basis, as well as associated costs relating to the launch and initial implementation of its sales and marketing strategies.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company settled the breach of contract action, referred to in the footnotes to the financial statements contained in its Form 10-QSB, for the quarter ended March 31, 2000, previously filed with the Securities and Exchange Commission, on May 15, 2000. The Company paid $40,000 to, and exchanged mutual general releases with, the plaintiff. The individual defendants were also part of the settlement agreement and exchanged mutual general releases with the plaintiff.

Item 2.  Changes In Securities

         The Company hereby refers to and incorporates by reference the information set forth above in Part I, Item 1, in Notes 5 and 7 of the footnotes to the financial statements with respect to the warrants recently issued by the Company. In issuing such warrants, the Company relied on an exemption provided for by Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         In June 2000, Mr. David Davis, the Company's CFO and COO, left the Company's employ, and resigned as a director of the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits:

                Exhibit No.                  Description
                -----------                  -----------
                   10.10       Warrants to Purchase 30,000 Common Shares of
                               NetStaff, Inc., at $5.50 per share, issued to
                               Elliott, Lane &

                               Associates, May 24, 2000, per Professional
                               Services Agreement, and Warrant Terms and
                               Conditions.

                   10.11       Warrants to Purchase 30,000 Common Shares of
                               NetStaff, Inc., at $6.50 per share, issued to Elliott, Lane & Associates, May 24, 2000, per
                               Professional Services Agreement, and Warrant
                               Terms and Conditions.

                   10.12       Warrants to Purchase 15,000 Common Shares of
                               NetStaff, Inc., at $2.00 per share, issued to David Davis, per Offer Letter, and Warrant Terms and Conditions.

                   10.13       Warrants to Purchase 160,000 Common Shares of
                               NetStaff, Inc., at $1.00 per share, issued to Fast Net Communications, Inc., and Warrant Terms and Conditions.

                   10.14       Agreement between NetStaff, Inc. and Commodore
                               Sales Corp., effective June 30, 2000.

                   10.15       Promissory Note, dated June 30, 2000, from
                               Commodore Sales Corp. to NetStaff, Inc.

                   10.16       Master Software License Agreement between
                               Epicentric, Inc. and NetStaff, Inc., dated May 3,
                               2000.

                   27          Financial Data Schedule

         (b)    Reports on Form 8-K.

                The Company filed a report on Form 8-K on April 25, 2000, regarding changes in its certifying accountants. The Company filed an amended report on Form 8-K on May 4, 2000, relating to the same matter. No financial statements were filed in connection with those two reports.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated this 14th day of August, 2000

                                                  NETSTAFF, INC.

                                                  By: /s/ PATRICK RYLEE
                                                  ------------------------------
                                                  Authorized Signatory

                                  EXHIBIT INDEX


             Exhibit No.                  Description
             -----------                  -----------
               10.10          Warrants to Purchase 30,000 Common Shares of
                              NetStaff, Inc., at $5.50 per share, issued to
                              Elliott, Lane & Associates, May 24, 2000, per
                              Professional Services Agreement, and Warrant Terms
                              and Conditions.

               10.11          Warrants to Purchase 30,000 Common Shares of
                              NetStaff, Inc., at $6.50 per share, issued to Elliott, Lane & Associates, May 24, 2000, per
                              Professional Services Agreement, and Warrant Terms and Conditions.

               10.12          Warrants to Purchase 15,000 Common Shares of
                              NetStaff, Inc., at $2.00 per share, issued to David Davis, per Offer Letter, and Warrant Terms and Conditions.

               10.13          Warrants to Purchase 160,000 Common Shares of
                              NetStaff, Inc., at $1.00 per share, issued to Fast
                              Net Communications, Inc., and Warrant Terms and
                              Conditions.

               10.14          Agreement between NetStaff, Inc. and Commodore
                              Sales Corp., effective June 30, 2000.

               10.15          Promissory Note, dated June 30, 2000, from
                              Commodore Sales Corp. to NetStaff, Inc.

               10.16          Master Software License Agreement between
                              Epicentric, Inc. and NetStaff, Inc., dated May 3,
                              2000.

               27             Financial Data Schedule