Form 10QSB
period 2000-09-30
NETSTAFF INC/IN
filed 2000-11-14
CIK 1081370

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended - September 30, 2000

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

State of number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 6, 2000, the issuer had outstanding 13,500,000 shares of common stock, par value $0.001 per share.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                 Netstaff, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2000


                             ASSETS

Current assets:
  Accounts receivable                                           $     5,000
  Loans to officer                                                   55,751
  Prepaid expenses                                                   35,455
                                                                -----------
    Total current assets                                             96,206

Property and equipment - net of accumulated depreciation             95,143

Proprietary software - net of accumulated amortization              142,582

Licenses and trademarks - net of accumulated amortization            52,547
                                                                -----------

                                                                $   386,478
                                                                ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                                $     9,874
  Accounts payable and accrued expenses                             299,639
  Accrued interest                                                      460
  Notes payable- related party                                       31,300
  Notes payable                                                      30,100
                                                                -----------
    Total current liabilities                                       371,373
                                                                -----------

Stockholders' equity
  Common stock, $0.001 par value,
     100,000,000 shares authorized,
     13,500,000 shares issued and outstanding                        13,500
  Additional paid in capital                                      2,793,674
  Deficit accumulated during the
     development stage                                           (2,792,069)
                                                                -----------
   Total stockholders' equity                                        15,105
                                                                -----------

                                                                $   386,478
                                                                ===========

                                 Netstaff, Inc.
                          (A Development Stage Company)
                            Statements of Operations



                                                                                                                 June 21, 1996
                                                                                                                  (inception)
                                                   Three Months Ended               Nine Months Ended               Through
                                              September 30     September 30     September 30     September 30     September 30
                                                  2000             1999             2000             1999             2000
                                              ------------     ------------     ------------     ------------     ------------
Revenue                                       $      5,252     $         --     $      5,252     $         --     $     21,352

Costs and expenses:
  General and administrative                       381,248          153,633        1,602,786          221,086        2,715,334
  Depreciation and amortization                     10,177            2,742           44,655            8,203           64,857
                                              ------------     ------------     ------------     ------------     ------------

(Loss) from operations                            (386,173)        (156,375)      (1,642,189)        (229,289)      (2,758,839)
                                              ------------     ------------     ------------     ------------     ------------

Other income (expense):
  Office sub-lease income                               --           24,240               --           54,630           92,513
  Interest income                                    1,001               --           12,336               --           12,448
  Interest expense                                    (786)          (6,492)          (4,508)         (14,163)         (34,445)
  Forgiveness of debt                               14,537               --           14,537            5,000           14,537
  Loss on disposal of proprietary software              --               --         (118,283)              --         (118,283)
                                              ------------     ------------     ------------     ------------     ------------

                                                    14,752           17,748          (95,918)          45,467          (33,230)
                                              ------------     ------------     ------------     ------------     ------------

Net (loss)                                    $   (371,421)    $   (138,627)    $ (1,738,107)    $   (183,822)    $ (2,792,069)
                                              ============     ============     ============     ============     ============

Per share information:

  Weighted average number
  of common shares outstanding -
  basic and diluted                             13,500,000        8,634,543       13,500,000        7,835,788        7,548,427
                                              ============     ============     ============     ============     ============

Net (loss) per common share -
  basic and diluted                           $      (0.03)    $      (0.02)    $      (0.13)    $      (0.02)    $      (0.37)
                                              ============     ============     ============     ============     ============

                                 Netstaff, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                             June 21, 1996
                                                                                              (inception)
                                                                  Nine Months Ended             Through
                                                             September 30,   September 30,    September 30,
                                                                 2000             1999            2000
                                                              -----------     -----------     -----------
Operating Activities
                                                              -----------     -----------     -----------
           Net cash flow from operating activities            $(1,597,893)    $  (114,053)    $(2,401,716)
                                                              -----------     -----------     -----------

Investing Activities
      Acquisition of fixed assets                                 (37,010)         (2,525)       (146,886)
      Development of proprietary software                         (75,118)             --        (164,566)
      Acquisition of licenses                                     (27,408)             --         (27,408)
      Acquisition of trademarks                                        --              --         (16,269)
                                                              -----------     -----------     -----------
           Net cash (used in) investing activities               (139,536)         (2,525)       (355,129)
                                                              -----------     -----------     -----------

Financing Activities
      Change in cash deficit                                        9,874             499           9,874
      (Increase) decrease in loans made to officers                (5,400)        (36,351)        (55,751)
      Increase (decrease) in notes payable - related party         21,300              --          21,300
      Increase (decrease) in notes payable                        (67,000)        115,100         301,100
      Issuance of preferred stock                                      --              --          35,000
      Proceeds from the sale of common stock                      850,000          37,000       2,445,322
                                                              -----------     -----------     -----------
           Net cash provided by financing activities              808,774         116,248       2,756,845
                                                              -----------     -----------     -----------

Net (decrease) in cash                                           (928,655)           (330)             --

Cash at beginning of period                                       928,655             330              --

                                                              -----------     -----------     -----------
Cash at end of period                                         $        --     $        --     $        --
                                                              ===========     ===========     ===========

Supplemental cash flow information:

Non-cash investing and financing transactions:
Common stock issued in conversion of  loans                   $        --     $        --     $   161,000
Disposal of proprietary software                              $   118,283     $        --     $   118,283
Common stock issued in consideration for services
  rendered                                                    $        --     $        --     $    40,000
Cancellation of stock subscriptions                           $   124,208     $        --     $   124,208

Cash paid for:
   Interest                                                   $     3,722     $     1,446     $     5,168
   Income taxes                                               $       675     $       157     $       832

                                 NetStaff, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements

Note 1. General

The interim unaudited financial statements presented above have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000. These unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999, set forth in the Company's annual report on Form 10-KSB, previously filed with the Securities and Exchange Commission on May 8, 2000.

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

Note 3. Software And Website Development Costs

Product and website development costs incurred in developing the Company's website are accounted for in accordance with SOP 98-1. Product and website development costs include amounts incurred by the Company to develop, enhance, manage, monitor and operate the Company's website. The Company has written off software development costs totaling $132,609, that it previously capitalized, because the Company has replaced this software. The Company has capitalized $152,766 in development costs for new software that the Company has developed.

The new software was placed in service on or about June 2, 2000. Amortization of this software amounted to $10,184, at September 30, 2000, and is included in the amortization expense.

Note 4. Stock Subscription Receivable

The basis for this stock subscription receivable was described and fully set forth in Note 2 of the footnotes to the financial statements contained in the Company's Form 10-QSB, for the quarterly period ended March 31, 2000, which was previously filed with the Securities and Exchange Commission on May 15, 2000.

In June 2000, there was a balance of $150,000 due to the Company pursuant to that certain license agreement between the Company and Commodore Sales Corp. ("Commodore"). The parties came to an agreement, pursuant to the terms of the license agreement, that an aggregate amount of $34, 207.91 would be deducted as expenses from the balance due. Thereafter, the parties renegotiated the payment of the remaining balance of $115,792.09. Commodore issued a non-interest bearing promissory note to the Company, in the amount of $90,000, payable upon the condition that the Company achieve gross revenues of a minimum of $1 million from its MLS by September 30, 2000. The Company did not meet this milestone and pursuant to the terms of the promissory note it was pronounced null and void.

In July 2000, Commodore paid to the Company $25,792.09, representing the remaining monies due under the agreement after the amount of the promissory note was deducted from the balance of $115,792.09.

Note 5. Stock Warrants

During the nine-month period ended September 30, 2000, the Company issued warrants to purchase 15,000 shares of the common stock, par value $0.001 per share, of the Company (the "Shares"), to an officer as part of that officer's compensation package. The warrants are exercisable at $2.00 per Share and also have an cashless exercise alternative, whereby the holder may surrender the warrants to the Company, in exchange for reduced number of Shares, which number is calculated using a formula set forth below. The warrants have a three-year term running from March 14, 2000, until March 13, 2003.

During this period, the Company issued warrants to purchase an aggregate of 100,000 Shares to an unrelated third party, pursuant to the terms of a professional services agreement between the Company and such party. Of the aggregate warrants issued, warrants to purchase 40,000 Shares are exercisable at $4.50 per Share and have a three year term from April 1, 2000; warrants to purchase 30,000 Shares are exercisable at $5.50 per Share and have a three year term from May 24, 2000; and warrants to purchase 30,000 Shares are exercisable at $6.50 per Share and have a three year term from May 24, 2000. The warrants also have an alternate method of cashless exercise as described below.

During this period, the Company issued warrants to purchase 160,000 Shares to an unrelated third party, as compensation for that entity's engagement of a consulting firm to provide corporate and general news and public information about the Company. The warrants are exercisable at $1.00 per Share, have a three-year term running from July 14, 2000, and may be assigned. The warrants also have an alternative method of cashless exercise as described below.

During this period, the Company issued warrants to purchase 200,000 Shares to an unrelated third party, as compensation for that entity's assumption of certain promissory notes and concomitant payment obligations from the Company. The warrants are exercisable at $1.00 per Share, have a three-year term running from September 7, 2000, and may be assigned. The warrants also have an alternative method of cashless exercise as described below.

During this period, the Company issued warrants to purchase 25,000 Shares to an unrelated third party, as compensation for that party providing financing, by way of a promissory note, to the Company. The warrants are exercisable at $1.00 per Share, have a three-year term running from September 17, 2000, and may be assigned. The warrants also have an alternative method of cashless exercise as described below.

During this period, the Company issued warrants to purchase 50,000 Shares to an unrelated third party, as compensation for that party providing financing, by way of a promissory note, to the Company. The warrants are exercisable at $1.00 per Share, have a three-year term running from September 26, 2000, and may be assigned. The warrants also have an alternative method of cashless exercise as described below.

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

             Y(A-B)
        X =  ------
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

Note 6. Other Commitments And Contingencies

During the reporting period, the Company settled the breach of contract action, referred to in previous interim reports, paying an aggregate amount of $40,000 to, and exchanging mutual general releases with, the plaintiff. The individual defendants were part of the settlement agreement and also exchanged mutual general releases with the plaintiff.

Note 7. Subsequent Events

In October 2000, the Company issued warrants to purchase 50,000 shares of the common stock, par value $0.001 per share, of the Company (the "Shares"), to an unrelated third party, as compensation for that party's providing corporate and general news and public information about the Company to the investing public. The warrants are exercisable at $0.15 per Share, have a three-year term running from October 20, 2000, and may be assigned. The warrants also have an alternative method of cashless exercise as described above in Note 5.

Also in October 2000, the Company issued warrants to purchase 50,000 Shares to an unrelated third party, as compensation for that party providing financing, by way of a promissory note, to the Company. The warrants are exercisable at $0.50 per Share, have a three-year term running from October 24, 2000, and may be assigned. The warrants also have an alternative method of cashless exercise as described above in Note 5.

Note 8. Related Party Transactions

During the nine months ended, September 30, 2000, the Company received loans totaling $34,800 from related parties, and have paid back $13,500 to the parties involved. The loans earn interest at a rate of 10% per annum and are due six months from the date of issuance.


PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Or Plan Of Operation

The following information should be read in conjunction with Management's Discussion and Analysis or Plan of Operation and the audited financial statements and notes thereto for the fiscal year ended December 31, 1999, included in the Company's Form 10-KSB, as previously filed, on May 8, 2000, with the Securities and Exchange Commission (the "Form 10-KSB"), as well as in conjunction with, and is qualified in its entirety by reference to, the financial statements for the period ended September 30, 2000, and the notes to those statements, appearing elsewhere in this report. Moreover, the Company incorporates herein by reference that section of Part I, Item 1 of the Form 10-KSB entitled "Certain Risk Factors that May Affect Future Results."

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

The closing of the Stock Exchange Agreement was effected, and the reverse merger was completed pursuant to the statutory requirements of Indiana and Delaware, on December 17, 1999, at which time, among other things, 1,669,505 shares of common stock of NetStaff Delaware, representing all the issued and outstanding shares of NetStaff Delaware, were exchanged for 8,505,000 shares of Common Stock of the Company. The 8,505,000 shares of Common Stock issued by the Company in the exchange were not registered under the Securities Act of 1933, as amended (the "Securities Act"), are "restricted securities" as defined therein and are subject to the limitations of Rule 144 promulgated thereunder. After the issuance of the 8,505,000 shares of Common Stock, the Company had a total of 13,500,000 shares of Common Stock issued and outstanding. Of the 13,500,000 shares of Common Stock that remained outstanding as of November 6, 2000 (the last practicable date), approximately 4,156,600 shares of Common Stock were freely tradeable without restriction in the public market unless the shares are held by affiliates.

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

The design and development of the NetStaff MLS commenced in 1997. This design and development of the database technology and supporting distribution systems were strengthened with feedback received from staffing companies at the major staffing industry conventions in 1997. Fine tuning of this database and distribution system occurred throughout 1998 and beta testing began on the system at that time. The technologies and systems employed by the Company were refined to provide for the diverse needs of not only multi-national staffing firms, but also the small independent staffing firms that comprise the majority of the fragmented staffing industry. Efforts throughout the years 1998 and 1999 were devoted to the pilot programs launched with several regional staffing companies throughout the US. Upon the successful completion of the pilot programs, the year end of 1999 and first quarter of 2000 were focused on creating and planning a marketing and sales strategy and rollout campaign for the Company, as well as implementing necessary business and technology systems to allow the Company to expand. In addition, the Company, based on feedback from the field, began and completed at the end of the second quarter of 2000, a re-design of its MLS and network to support an Internet portal for the professional staffing industry and to ensure scalability of the system. The Company expects to continue to develop the system in response to continued feedback from its clients.

The Company currently employs 7 full-time employees and 1 part-time employee. The Company plans on hiring 3 additional employees (one by year end; two in the first quarter 2001), assuming it receives adequate funding to do so. These new employees will be primarily in sales and customer service. Substantially all the Company's technology systems development and support is currently provided to the Company by a third-party consulting firm. The Company anticipates that it will continue to utilize such services through year end 2000.

The Company seeks to continually improve the systems handling and supporting its MLS. This development effort is primarily focused on the software used in running the systems and in the Company's computer hardware. During the last three months of 2000, however, the Company anticipates minimal spending for the systems improvements. No significant capital additions are planned.

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

In the fourth quarter 1999, the Company entered into a limited license agreement, granting territorial rights for the multiple listing service of the Company's services in a foreign country, pursuant to which the licensee was to pay an up-front, one-time license fee of $2 million (less agreed upon expenses which aggregate $34,207.91), in installments. The Company received its first installment of the license fee in the amount of $1,000,000, on December 31, 1999. In March 2000, the Company received an additional $500,000; in May 2000, the Company received an additional $350,000; and in July 2000, the Company received an additional $25,792.09. The balance of $90,000, was represented by a promissory note from the licensee the payment of which was conditioned upon the Company reaching a certain revenue milestone by the end of the third quarter 2000. The Company did not achieve such milestone and, therefore, the note was deemed null and void.

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

The Company has engaged the services of a third party investment firm to assist the Company in obtaining additional capital. Through the efforts of such third party, the Company has obtained a commitment for a $15 million equity line of credit. In order to close this transaction, the Company requires a bridge loan or some other form of short term, immediate capital. The Company has engaged the services of an independent consultant to assist it with obtaining such funding. The Company anticipates that it will be able to obtain such bridge loan or substitute financing imminently, although there can be no assurance that such funding will be obtained. The Company believes it can obtain working capital through the proceeds of these financing efforts, although there can be no assurance that such financing will be obtained or that, if obtained, additional financing will be available when needed or, that if available, will include terms favorable to the Company's shareholders or the Company. If such financing is not made available on terms acceptable to the Company, the Company will be unable to continue in operation as it has been, which would have a material adverse effect on the Company's business, financial condition and results of operation.

Operations

Total expenses for the nine months ended September 30, 2000 came to $1,642,189, as compared to $229,289 incurred during the comparable time frame in 1999 (see the Statement of Operations in the accompanying financial statements). The major increase in expenses is mainly attributable to increases in employee wages and related costs ($702,950 increase) professional fees ($152,940 increase), advertising/promotional ($127,790 increase), and office expense ($75,784 increase). The Company went from no paid employees in the same period of 1999 to an average employment of about 8 for the first nine months of 2000. The increased expenses of the Company for professional fees resulted primarily from employment of third party professionals and independent contractors to meet the company's development, technical and financial demands on a timely basis, as well as associated costs relating to the launch and initial implementation of its sales and marketing strategies.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company hereby refers to and incorporates by reference the information set forth above in Part I, Item 1, in Note 6 of the footnotes to the financial statements with respect to the settlement of a lawsuit and certain claims or received by the Company.

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

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

Exhibit No.    Description
-----------    -----------
   10.17       Warrants to Purchase 200,000 Common Shares of NetStaff, Inc., at
               $1.00 per share, issued to Golden Horde, September 7, 2000, per
               Letter Agreement, and Warrant Terms and Conditions.

   10.18       Warrants to Purchase 25,000 Common Shares of NetStaff, Inc., at
               $1.00 per share, issued to Theresa Daly, September 17, 2000, and
               Warrant Terms and Conditions.

   10.19       Warrants to Purchase 50,000 Common Shares of NetStaff, Inc., at
               $1.00 per share, issued to Richard Malconian, September 26, 2000, and Warrant Terms and Conditions.

   10.20       Warrants to Purchase 50,000 Common Shares of

               NetStaff, Inc., at $0.15 per share, issued to Jamie Spangler, October 20, 2000, and Warrant Terms and Conditions.

   10.21       Warrants to Purchase 50,000 Common Shares of NetStaff, Inc., at
               $0.50 per share, issued to Richard Malconian, October 24, 2000, and Warrant Terms and Conditions.

   27          Financial Data Schedule


        (b) Reports on Form 8-K.

        None.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated this 13th day of November, 2000

                                      NETSTAFF, INC.

                                       By: /s/ PATRICK RYLEE
                                      ------------------------------
                                      Authorized Signatory

                                  EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------
   10.17       Warrants to Purchase 200,000 Common Shares of NetStaff, Inc., at
               $1.00 per share, issued to Golden Horde, September 7, 2000, per
               Letter Agreement, and Warrant Terms and Conditions.

   10.18       Warrants to Purchase 25,000 Common Shares of NetStaff, Inc., at
               $1.00 per share, issued to Theresa Daly, September 17, 2000, and
               Warrant Terms and Conditions.

   10.19       Warrants to Purchase 50,000 Common Shares of NetStaff, Inc., at
               $1.00 per share, issued to Richard Malconian, September 26, 2000, and Warrant Terms and Conditions.

   10.20       Warrants to Purchase 50,000 Common Shares of NetStaff, Inc., at
               $0.15 per share, issued to Jamie Spangler, October 20, 2000, and
               Warrant Terms and Conditions.

   10.21       Warrants to Purchase 50,000 Common Shares of NetStaff, Inc., at
               $0.50 per share, issued to Richard Malconian, October 24, 2000, and Warrant Terms and Conditions.

   27          Financial Data Schedule