Form 10KSB
period 2000-12-31
NETSTAFF INC/IN
filed 2001-04-30
CIK 1081370

================================================================================
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______ to _______

                         Commission File Number: 0-25881

                                 NETSTAFF, INC.
                 (Name of small business issuer in its charter)

                      INDIANA                               35-2065470
            (State or other jurisdiction                 (I.R.S. Employer
          of incorporation or organization)             Identification No.)

                 168 SOUTH PARK
            SAN FRANCISCO, CALIFORNIA                          94107
    (Address of principal executive offices)                (Zip Code)

                                 (415) 908-1000
                           (Issuer's telephone number)

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant did not report any revenues for the fiscal year ended December 31, 2000.

         The aggregate market value of the voting stock held by non-affiliates on April 12, 2001 was $501,114. The number of shares outstanding of the registrant's only class of common stock was 13,550,000 on April 12, 2001.

         DOCUMENTS INCORPORATED BY REFERENCE.  None.
================================================================================

                                          TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
                                               PART I
                                               ------

   Item 1.       Description of Business..........................................................1
   Item 2.       Description of Property..........................................................7
   Item 3.       Legal Proceedings................................................................7
   Item 4.       Submission of Matters to a Vote of Security Holders..............................7

                                               PART II
                                               -------

   Item 5.       Market for Common Equity and Related Shareholder Matters.........................8
   Item 6.       Management's Discussion and Analysis or Plan of Operation........................8
   Item 7.       Financial Statements............................................................17
   Item 8.       Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure........................................................17

                                              PART III
                                              --------

   Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance
                 with Section 16(a) of the Exchange Act..........................................18
   Item 10.      Executive Compensation..........................................................19
   Item 11.      Security Ownership of Certain Beneficial Owners and Management..................19
   Item 12.      Certain Relationships and Related Transactions..................................21
   Item 13.      Exhibits and Reports on Form 8-K................................................22

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW

         NetStaff, Inc. is an Indiana corporation that was formed on October 7, 1996 under the name MAS Acquisition VIII Corp. On December 17, 1999, we acquired, through a merger, NetStaff, Inc., a Delaware corporation formed in 1996, or NetStaff Delaware. Upon the effectiveness of the merger, we changed our name to NetStaff, Inc. and also changed our fiscal year end from March 31 to December 31.

         The merger involved an exchange by the former stockholders of NetStaff Delaware of all of the outstanding shares of NetStaff Delaware for newly issued shares of our company, representing a majority ownership interest in our company. Because the merger resulted in a change in control of our company, the merger was accounted for as a reverse acquisition, and historical financial information of NetStaff Delaware is used as the historical financial information of our company.

         Prior to the merger, we had no significant operations and had never commenced any operational activities. Upon the consummation of the merger, we acquired and assumed the properties, intellectual property rights, operations, assets, liabilities and obligations of NetStaff Delaware.

         We are an Internet-based business-to-business electronic commerce company that provides what we believe to be a first to market, unique proprietary "multiple listing service" to the professional staffing industry. Our Multiple Listing Service, or NetStaff(R) MLS, aggregates various candidate databases of our client staffing companies, and allows staffing companies and employers to simultaneously search the candidate databases of multiple staffing companies on our website, WWW.NETSTAFF.COM. Our website also provides Internet portals, catering directly to human resource departments of potential employers, staffing companies, and candidates.

INDUSTRY OVERVIEW

         Over the years, employers have become increasingly dependent on the use of staffing companies to manage their temporary staffing and recruiting needs more efficiently and to remain competitive. The primary function of these staffing companies is to provide to employers a steady and reliable source of potential candidates, all of whom have been prescreened by the staffing company. Typically, employers use multiple staffing companies to meet their needs, with each staffing company providing to the employer potential candidates from the staffing company's database. According to STAFFING INDUSTRY ANALYSTS, INC., a staffing industry trade publication, revenues from staffing company services are projected to be $135.7 billion in 2002.

         Businesses have also met their temporary staffing and recruiting needs by relying on other methods, including newspaper classifieds and other print advertisements, traditional career fairs, on-campus recruiting and internal referral programs. We believe each of these staffing methods has limitations, as described below.

         o Newspaper classifieds and other print advertisements generally run for a fixed period of time, which may be longer or shorter than the time needed to fill the position. In addition, these advertisements may be costly if the employer wants to include a complete description of either the employer or the job opportunity.

         o Traditional career fairs provide a limited amount of time for an employer to meet with prospective candidates, who are often not prescreened prior to the event.

         o On-campus recruiting events require an employer to visit multiple campuses in search of qualified candidates.

         o Internal referral programs may divert an employee's attention away from performing his or her job responsibilities, reducing productivity, and employees may focus more on the quantity, rather than the quality of referrals.

         We believe that the emergence of the Internet has created an opportunity to enhance the services provided by staffing companies to employers. Internet-based recruiting can automate the recruiting process, providing more informative and responsive real-time interaction between staffing companies and employers, and has the potential to lower the cost and time to fill open positions. In addition, we believe that Internet-based solutions may replace more expensive client/server recruiting software and change the way companies manage and distribute information about employment openings throughout their organizations.

OUR SOLUTION

         We seek to capitalize on the increasing demand by employers for skilled candidates. Our services are aimed at assisting staffing companies and employers in accessing a database of staffing companies' prescreened candidates. At present, we are not aware of any other company that is approaching the staffing industry with our business model. We believe that our intimate knowledge of the staffing industry and our experience in providing Internet services to staffing companies places us in a strong competitive position to serve employers and staffing company professionals. Our staffing solutions include:

         NETSTAFF(R) MLS. Our NetStaff(R) MLS is an online database comprised of candidates who have been prescreened by staffing companies. This database has the following three components:

         o Employers can search this database for qualified candidates to fill their temporary staffing and recruiting needs, or can submit a request in the database for a candidate with specified skills.

         o Staffing companies can enter their prescreened candidates into the database, and can search the database for qualified prescreened candidates for their employer clients.

         o Candidates can submit a profile of their skills directly to the database's Job Seeker section on our website, and staffing company professionals can search this database, review these profiles online and interview these candidates for inclusion in the NetStaff(R) MLS.

         NETSTAFF PRIVATE LABEL SERVICES. Our NetStaff(R) MLS database is available in applications service provider, or ASP, versions for both staffing companies and employers. Our ASP services allow staffing companies to personalize the NetStaff(R) MLS and have candidates apply directly to them. After a staffing company has screened the applicants, the candidates can be added to the staffing company's private label NetStaff(R) MLS database. A staffing company's employer clients can then search the prescreened candidates on the staffing company's private label NetStaff(R) MLS database. These prescreened candidates are also listed in the NetStaff(R) MLS database, which potential employers can review. The employer private label allows an employer to create its own NetStaff(R) MLS database. Candidates can apply directly to the employer from the employer's website, and the employer can search its private label NetStaff(R) MLS database for qualified candidates. Candidates who apply directly to an employer will not be included in the NetStaff(R) MLS database.

         PORTALS. Our Internet portals offer content and commerce for staffing companies and employers. The three segments within our portal community include the staffing company portal, the employer portal, and the candidate portal. Each portal provides information specifically tailored for its audience.

OUR STRATEGY

         Our goal is to become the leading Internet-based resource for staffing related services aimed at both staffing companies and employers. Our business strategy encompasses the following key elements:

         INCREASE NETSTAFF(R) BRAND AWARENESS. Our goal is to make the NetStaff(R) brand name synonymous with leading Internet-based staffing solution services. We have embarked on a brand-building campaign utilizing direct mail, broadcast electronic mail and print media. We have participated in staffing company conventions for the past five years and human resource conventions for the past three years. Our management and employees are frequently asked to speak at industry events and write columns concerning Internet recruitment.

         EXPAND THE MARKET PENETRATION OF THE NETSTAFF(R) MLS TO STAFFING COMPANIES. By focusing on existing candidates within staffing company databases, and using our online technology to market those candidates to a greater number of potential employers than we believe is possible using traditional staffing methods, we hope to assist staffing companies in gaining a higher placement rate. We believe that our business model will also assist employers in locating the most suitable candidate quickly and efficiently by providing them with a short list of prescreened candidates to review and interview.

         AGGRESSIVELY EXPAND OUR PRIVATE LABEL SERVICES FOR BOTH EMPLOYERS AND STAFFING COMPANIES. We intend to expand our ASP versions of our NetStaff(R) MLS so that staffing companies and employers can manage their candidate pools from their own websites. We hope that marketing our technology and services to staffing professionals will result in staffing companies and employers relying on NetStaff(R) over other Internet recruitment solutions such as job boards.

         PURSUE STRATEGIC RELATIONSHIPS AND ACQUISITIONS. We plan to pursue strategic relationships with third parties to benefit both staffing and human resource service professionals. Through these relationships, we plan to expand our community of users, increase the number of visitors to our portals, and provide enhanced business-to-business Internet product and service offerings. In addition, we plan to pursue strategic acquisitions within the staffing services industry with the goal of improving our content, service and product offerings.

OUR PRODUCTS AND SERVICES

         THE NETSTAFF(R) MULTIPLE LISTING SERVICE

         The NetStaff(R) MLS aggregates the various candidate databases of our client staffing companies, and allows staffing companies and employers to simultaneously search the candidate databases of multiple staffing companies.

         Once an employer decides which candidate(s) is suitable for an interview, the employer submits to the staffing company a request for an interview, and the staffing company responsible for that employer coordinates the interview process until either the candidate is hired or rejected by the employer. If a candidate is hired for a long-term position, the employer pays the staffing company a fee equal to approximately 30-35% of the candidate's first year's salary, and the staffing company pays us a referral fee equal to 5% of the candidate's first year's salary. If a candidate is hired for a temporary position, the candidate becomes an employee of the staffing company, and the staffing company pays us a fee equal to 3% of the amount the staffing company charges the company receiving the candidate's services, which fee continues until the candidate is no longer providing services to the company. To date, we have not generated any significant revenues from our NetStaff(R) MLS.

         The NetStaff(R) MLS offers:

         o a browser-based application which can be accessed from any computer in the world by logging on to our website, WWW.NETSTAFF.COM;
         o    a user-friendly interface with no downloads required;
         o    no enrollment fee;
         o    fees charged only upon successful candidate placement;
         o instant online access to multiple staffing companies' prescreened candidates; and
         o efficient hiring and recruiting capabilities by combining local staffing companies into our centralized Internet database.

NETSTAFF(R) PRIVATE LABEL SERVICES

         The NetStaff(R) MLS is available in ASP versions for both staffing companies and employers.

         STAFFING COMPANIES. The staffing company ASP allows a staffing company's graphics to be overlaid on the database, which is housed on our servers in our offices. The staffing company can access this database from its own website, and have candidates apply directly to the staffing company. In addition, after the staffing company has screened the candidates, its employer clients can search its database for potential candidates. Any candidate listed in a staffing company's private label is also listed in the NetStaff(R) MLS.

         EMPLOYERS. Our employer ASP allows the human resource department of companies to create a database enabling candidates to apply directly to the company from the company's website. Companies can search this database for qualified candidates. These candidates will remain in the company's database, and will not become part of the NetStaff(R) MLS. If none of these candidates satisfy the company's requirements, the company can then search the candidates listed within the NetStaff(R) MLS. If the company has a contracted relationship with a staffing company, the candidates of that staffing company can be segregated out of the NetStaff(R) MLS search.

         PORTALS

         Our Internet portal community is comprised of the following three segments:

         STAFFING COMPANY PORTAL. Our staffing company portal provides legislative updates, stock quotes, industry news, access to the NetStaff(R) MLS, convention information, ask an expert column, message boards and resource links.

         EMPLOYER PORTAL. Our employer portal provides legislative updates, stock quotes, industry news, access to the NetStaff(R) MLS, convention information, ask an expert column, message boards, resource links and a staffing company locator.

         JOB SEEKER PORTAL. Our job seeker portal provides resume tips, interview tips, stock quotes, general news, access to the NetStaff(R) MLS, ask an expert column, message boards, resource links and a staffing company locator.

         Additionally, our portal software allows users to customize portal technology into their own custom portal called "My NetStaff(R)." All three portal segments are available to "My NetStaff(R)" users, as well as a menu of additional services that the users might find useful in operating their day-to-day activities.

SALES AND MARKETING

         We seek to increase traffic to our website and to develop a strong brand name as the leading Internet-based resource for staffing related services aimed at both staffing companies and employers. Our success is dependent upon staffing companies and employers relying on our business model and staffing companies being successful in placing candidates. Therefore, we market and sell our services directly to staffing companies and employers.

         We utilize a comprehensive marketing program involving broadcast electronic mail, direct mail and print advertising, radio, television and cable advertising, and participating in trade shows, industry functions, conferences and other events to actively promote our company as a leading provider of online staffing solutions services. We plan to continue to use key marketing events, coupled with public relations efforts, to promote awareness of the NetStaff(R) brand.

COMPETITION

         The business-to-business electronic commerce environment in which we operate is still evolving and subject to rapid change. We believe that we provide a first to market multiple listing service to the professional staffing industry, and that we currently have no direct competitors. We believe that our industry knowledge, our cost-effective fee schedule, and the accessibility of our services to staffing companies and employers are competitive advantages for us.

         We expect competition in the online staffing solutions industry to increase because the market poses no substantial barriers to entry. We anticipate that our ability to compete depends upon many factors both within and beyond our control, including, but not limited to:

         o the timing and market acceptance of new solutions and enhancements to existing solutions developed either by us or our competitors;
         o    service and support efforts;
         o    sales and marketing efforts; and
         o ease of use, performance, price and reliability of solutions developed either by us or our competitors.

         We believe we have already achieved significant brand name recognition through our website, broadcast electronic mail and our participation in trade shows and industry functions. Because we believe we are the first to market our services to staffing companies and employers, we hope that we will enjoy a competitive advantage due in part to our NetStaff(R) brand awareness.

         We may experience competition from potential clients to the extent that they develop their own online recruiting and staffing offerings internally. We expect to face competition as other established and emerging companies, including print media companies and staffing companies with established brands, enter the online recruiting market.

         Many of our potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and larger client bases than we do. These factors may allow them to respond more quickly than we can to new or emerging technologies and changes in client requirements. It may also allow them to devote greater resources than we can to the development, marketing and sale of their products and services. These potential competitors may undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. There can be no assurance that competitors will not develop products or services that are equal or superior to our solutions or achieve greater market acceptance than our solutions. In addition, potential competitors are expected to make strategic acquisitions or establish cooperative and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive solutions.

PROPRIETARY RIGHTS

         Our success and ability to compete are dependent, in part, upon our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We have no patents or patent applications pending. Instead, we rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property and proprietary rights. Because the Internet-related and software development industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable personalized service are important to establishing and maintaining a leadership position.

         NetStaff(R) is a registered trademark of our company. We may not be able to secure adequate protection for our trademarks in the United States and in other countries in which we may do business.

         We require employee and third-party non-disclosure and confidentiality agreements. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot be certain that others will not develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite these precautions, it may be possible for unauthorized parties to copy portions of our software products, reverse engineer, or obtain and use information that we regard as proprietary.

         We rely, in part, upon software that we license from third parties, including software that is integrated with our internally developed software and is used in our services to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in delays or reductions until equivalent software could be developed, identified, licensed and integrated, and could materially adversely affect our business, operating results and financial condition.

         We hold the Internet domain names "netstaff.com," "netstaff.org," "staffworld.com" and "millenniumstaffing.com." Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".net," or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third-parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

GOVERNMENT REGULATION

         The United States Congress has recently passed or is considering legislation regulating certain aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges, digital signatures and liability for third-party activities. The European Union also has recently enacted several directives relating to the Internet, including directives that address the use of personal data, e-commerce activities, security, commercial piracy, consumer protection and taxation of e-commerce transactions. Various states have adopted and are considering Internet-related legislation and regulations. Governmental authorities in the United States and abroad are considering other legislative and regulatory proposals to further regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership. We cannot predict what new laws will be enacted, or how courts will interpret existing and new laws, and therefore are uncertain as to how new laws or the application of existing laws will affect our business. In addition, our business may be indirectly affected by legislation that affects the ability of our clients to engage in e-commerce activities. Increased regulation of the Internet may decrease the growth in the use of the Internet, which could decrease the demand for our products and services, increase our cost of doing business or otherwise harm our business, results of operations and financial condition.

EMPLOYEES

         We are in the process of building our staff. As of April 12, 2001, we had two full-time employees. None of our employees are represented by a union. We have not experienced any work stoppages and consider our relations with our employees to be good. We intend to increase the number of employees over the next 12 months to approximately 10 to support our business plan and growth. We believe that these resources will be necessary to execute the business initiatives scheduled for the following months.

ITEM 2.    DESCRIPTION OF PROPERTY

         Our principal business offices are located in approximately 2,500 square feet of space in San Francisco, California. We occupy these premises under a lease for a five-year term, from June 1, 1997 through May 31, 2002. The monthly rental on this space is $6,000 from March 1, 2001 until May 31, 2002.

         We consider our facilities to be sufficient for our current and anticipated near-term operations. We believe that we may need to lease additional office space to accommodate our anticipated long-term expansion plans.

ITEM 3.    LEGAL PROCEEDINGS

         We are not a party to any material pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock is quoted on the National Association of Securities Dealers, Inc. OTC Bulletin Board under the symbol "NTSF" and is not listed for trading on any exchange. The OTC Bulletin Board, which is separate and distinct from the Nasdaq Stock Market, is a quotation service for subscribing members and is regulated by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., or NASD. OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports through a closed computer network.

         Our common stock began trading on the OTC Bulletin Board on January 14, 2000. Prior to this date, our common stock was not publicly traded.

         Set forth below are the high and low closing bid prices for our common stock, from the inception of our trading on the OTC Bulletin Board through December 31, 2000, as reported by a member firm of the NASD that effects transactions in stocks quoted on the OTC Bulletin Board and acts as one of the market makers for our common stock. The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

      FISCAL 2000                                          HIGH          LOW
      -----------                                          ----          ---

      First Quarter (commencing January 14, 2000)         $6.125        $2.50
      Second Quarter                                        3.50        1.125
      Third Quarter                                        1.406         0.44
      Fourth Quarter                                        0.45         0.05

         As of April 12, 2001, we had 13,550,000 shares of our common stock outstanding, held of record by approximately 217 shareholders, and the high and low closing bid prices of our common stock on the OTC Bulletin Board were $0.08 and $0.07, respectively. Within the holders of record of our common stock are depositories, such as Cede & Co., that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

         We have never declared or paid any cash dividends on our common stock and do not expect to declare or pay any cash dividend in the foreseeable future. We currently intend to retain all future earnings, if any, to fund the development and growth of NetStaff. Any future payment of dividends, if any, will be at the discretion of our board of directors and will depend upon our future earnings, capital requirements, financial condition, general business conditions and other factors deemed relevant by our board of directors. Certain financing agreements we have entered into contain limitations on our ability to pay cash dividends.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with our financial statements and notes to financial statements included elsewhere in this Annual Report on Form 10-KSB. This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

         o market acceptance of new product or service introductions by us or our competitors;
         o   the financial health of our clients;
         o   the overall state of the Internet and e-commerce industries; and
         o   economic conditions generally.

         We do not undertake to update, revise or correct any forward-looking statements.

         The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

         Any of the factors described above or in the "Risk Factors" section below could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

         On December 17, 1999, we acquired NetStaff Delaware through a merger involving the exchange by the former stockholders of NetStaff Delaware of all of the outstanding shares of that company for newly issued shares of our company representing a majority interest in our company. Concurrent with the merger, we changed our name to NetStaff, Inc. Prior to the merger, we had no significant operations and had not commenced any operational activities. Pursuant to the merger, however, we acquired the properties, intellectual property rights, operations, assets, liabilities and obligations of NetStaff Delaware.

         We are in the business of providing an Internet-based multiple listing service for the professional staffing industry - the NetStaff(R) MLS. The NetStaff(R) MLS brings together the resources of the staffing industry with the needs of the corporate human resources community, primarily by offering an aggregated database of prequalified screened candidates from staffing companies that register with the NetStaff(R) MLS to employers that have access to our staffing industry Internet portal. We earn a fee from staffing companies upon the successful placement of a candidate through the NetStaff(R) MLS. Because the merger with NetStaff Delaware was accounted for as a reverse acquisition, the historical financial statements of NetStaff Delaware are used as our historical financial information.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31,
1999

         We did not generate any revenues for the year ended December 31, 2000 and we reported only modest revenues in the amount of $500 for the year ended December 31, 1999. Total expenses increased by $2,549,068 (668%) to $2,931,012 for 2000 as compared to $381,944 for 1999. This increase was primarily attributable to increases in our general and administrative expenses, including salaries and marketing costs, which increased by $1,652,725 to $2,024,445 for 2000 as compared to $371,720 for 1999, and an increase in our stock compensation expense by $801,500 to $841,500 for 2000 as compared to $40,000 for 1999. This significant increase in stock compensation expense was a direct result of issuing stock warrants to non-employees. In addition, our depreciation and amortization costs increased to $65,067 for 2000 as compared to $10,613 for 1999, primarily due to an increase in amortization of our proprietary software.

         During 2000, we also incurred a loss in the amount of $118,283 in connection with the disposition of proprietary software. We recorded interest income in the amount of $12,582, for 2000 as compared to $111 for 1999. This increase in interest income was primarily due to our receipt of payments pursuant to the terms of a license agreement that we have elected to treat as an equity transaction. During 2000 we did not record any office sublease income as compared to $70,941 for 1999. This reduction in office sublease income was due to the termination of the prior sublease arrangement.

         Our net loss increased by $2,725,710 (876%) to $3,036,713 for 2000 as compared to $311,003 for 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred significant net losses and negative cash flows from our inception as a result of the development and initial testing of our business model and operations. We have funded these losses primarily from cash investments by our founders and loans by third parties.

         As of December 31, 2000, we had negative working capital of $722,785 and an accumulated deficit of $4,090,528. As of that date, we had $270 in cash and no accounts receivable.

         Cash used in our operating activities totaled $1,614,868 for 2000 as compared to $261,250 for 1999. This increase was primarily due to an overall increase in the level of operating expenses.

         Cash used in our investing activities totaled $255,409 for 2000 as compared to $12,525 for 1999. The amount for 2000 resulted from the acquisition of property and equipment.

         Cash provided by our financing activities totaled $941,892 for 2000 as compared to $1,202,100 for 1999. The amount for 2000 consisted primarily of proceeds from the issuance of shares of our common stock.

         In March 2001, we issued $500,000 of our 12% secured convertible debentures due March 27, 2002 to two accredited investors. The debentures were accompanied by warrants to purchase up to 1,000,000 shares of our common stock. The net proceeds of that offering, after payment of related expenses, were approximately $424,900. We are obligated to register for resale by the investors the shares of common stock underlying the debentures and warrants. The debenture purchase documents provide that if certain conditions are satisfied, the investors will be obligated to purchase, and we will be obligated to issue, additional debentures in the aggregate principal amount of $100,000, which will be accompanied by warrants to purchase up to 200,000 shares of our common stock, within thirty days following the date that the registration statement covering the shares of common stock underlying the debentures and warrants is declared effective by the Securities and Exchange Commission. To the extent debentures issued by us are converted into shares of common stock, we will not be obligated to repay the converted amounts.

         In an effort to generate revenues, we have implemented a variety of strategies, including broadcast electronic mail, direct mail and print advertising, radio, television and cable advertising, and participating in trade shows, industry functions and conferences to actively promote NetStaff(R) as a leading provider of online staffing solutions services. We believe that if we are successful in implementing our business strategies, we will generate revenues.

         We believe that current and future available capital resources and anticipated revenues generated from operations will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing sooner than we anticipate. Failure to raise necessary capital could restrict our growth, limit our development of new products and services or hinder our ability to compete.

         Our financial statements included in this annual report have been prepared assuming we will continue as a going concern. We have experienced significant operating losses since our inception. In addition, we have both working capital and shareholders' deficiencies. These factors raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to include in their report an explanatory paragraph related to our ability to continue as a going concern. The financial statements included in this annual report do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that we will be profitable or that we will be able to generate necessary capital in the future.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE UNABLE TO ADEQUATELY ADDRESS THE RISKS AND UNCERTAINTIES OF OPERATING OUR BUSINESS, WE MAY NOT BE SUCCESSFUL.

         We have not yet generated any significant revenue from our business operations. As a new operating entity, we face risks and uncertainties relating to our ability to successfully implement our strategy. Some of these include:

         o    ability to develop and sustain revenue growth;
         o    ability to increase awareness of the NetStaff(R)brand;
         o    managing expanding operations;
         o    potential competition;
         o    attracting, retaining and motivating qualified personnel;
         o    developing strategic relationships;
         o ability to anticipate and adapt to the changing Internet market and any changes in government regulation; and
         o attracting and retaining a large number of staffing company clients.

         We also depend on the growing use of the Internet for recruiting, staffing and hiring purposes and on general economic conditions. If we cannot appropriately address these risks and uncertainties and the other risk factors addressed in this annual report, or if we are unable to execute our strategy, we may not be successful.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT THAT MAY CONTINUE IN THE FUTURE AND THAT MAY ADVERSELY IMPACT OUR BUSINESS AND OUR SHAREHOLDERS.

         Our financial statements have been prepared assuming we will continue as a going concern. We incurred significant net operating losses in the years ended December 31, 2000 and 1999 of $3,036,713 and $311,003, respectively. At December 31, 2000, we had an accumulated deficit of $4,090,528. These factors raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified opinion to include an explanatory paragraph related to our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We expect to continue to lose money in the foreseeable future because we anticipate incurring significant expenses in connection with building NetStaff(R) brand awareness, expanding content on our website, rapidly expanding management and other personnel, developing strategic relationships and improving products and services. Although we expect our revenues to grow in the future, there can be no assurance that revenues will grow or that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, there can be no assurance that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to achieve or sustain profitability. This, along with the explanatory paragraph contained in our audit report prepared by our independent certified public accountants, could impede our ability to raise capital through debt or equity financing to the extent needed for our continued operations or for planned expansion. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

IF WE ARE NOT ABLE TO ANTICIPATE CHANGES IN THE ONLINE STAFFING AND RECRUITING MARKET OR IF OUR BUSINESS MODEL IS NOT SUCCESSFUL, WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS OR TO SUCCESSFULLY COMPETE WITH OTHER COMPANIES, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         Our current business model depends on recurring revenue from employers and staffing companies using our website, and staffing companies paying us fees associated with a successful placement. This revenue model and profit potential in an online context are unproven. If we are unable to attract and retain employer and staffing company clients, or if current employers and staffing companies decide to discontinue their relationship with us, and we are unable to replace them with new employers and staffing companies, our revenues could decrease or grow at a slower rate than expected. It is possible that we will be required to further adapt our business model in response to competition, additional changes in the online staffing and recruiting market or if the current business model is not successful.

WE MAY NEED AND BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD INTERFERE WITH OUR EXISTING AND PLANNED OPERATIONS, DILUTE OUR SHAREHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON OUR BUSINESS.

         Our financial statements have been prepared assuming we will continue as a going concern. Historically, we have relied upon cash investments by our founders and loans from third parties to fund most of the cash requirements of our operating activities. Because we expect to generate losses for the foreseeable future, we do not expect that income from our operations will be sufficient to meet our capital needs. We expect to raise funds in the future in order to grow our business. Our ability to obtain financing will depend upon a number of factors including, but not limited to, market and economic conditions, our financial condition and operating performance, and investor sentiment. These factors, along with the explanatory paragraph contained in our audit report prepare by our independent certified public accountants, may make the timing, amount, terms and conditions of additional financing unattractive for us. If financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote the NetStaff(R) brand, develop or enhance our website, products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our ongoing business. If we are able to raise funds, and we do so by issuing equity securities, holders of our common stock may experience significant dilution of their ownership interest, and holders of these newly issued securities may have rights senior to those of the current holders of our common stock. If we obtain financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

OUR BUSINESS MODEL DEPENDS ON USE OF THE INTERNET EXPANDING, IN PARTICULAR AS A RECRUITING MEDIUM, THE FAILURE OF WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

         The Internet is unproven as a recruiting medium. The future of our business is dependent on the acceptance by staffing companies and employers of the Internet as an effective staffing and recruiting tool. The online staffing and recruiting market is new and rapidly evolving, and we do not yet know how effective online staffing and recruiting is compared to traditional staffing and recruiting methods, or whether our services provide added value in the recruiting process. The adoption of online staffing and recruiting, particularly among those companies that have historically relied upon traditional recruiting methods, requires the acceptance of a new way of conducting business, exchanging information, advertising and fulfilling job openings. Many of our potential clients have little or no experience using the Internet as a staffing tool. There can be no assurance that companies will allocate or continue to allocate portions of their budgets to Internet-based recruiting and staffing. As a result, we cannot be sure that we will be able to effectively compete with traditional recruiting and staffing methods. If Internet-based recruiting and staffing is not widely accepted, we may not generate revenues and, as a result, our business, results of operations and financial condition could be materially adversely affected.

IF WE DO NOT BUILD THE NETSTAFF(R) BRAND NAME AND REPUTATION QUICKLY, OUR ABILITY TO ATTRACT AND RETAIN CLIENTS COULD BE ADVERSELY AFFECTED.

         We believe it is critical to establish, maintain and strengthen our NetStaff(R) reputation and brand in order to further establish and expand our client base. We also believe that as the markets in which we compete become increasingly competitive, the importance of reputation and brand will increase. If our brand-building efforts are unsuccessful, we may not experience an increase in Internet traffic needed to increase our client base which, in turn, is needed to generate sufficient revenues to offset the increase in expenses related to the expansion of our business. As a result, our operating results and financial condition could be adversely affected. Our portal will be more attractive to staffing companies if we can provide content that will enable them to more efficiently operate their day-to-day business. Accordingly, we intend to introduce additional and enhanced content offerings, interactive tools and other services and features in the future in an effort to retain our current clients and to attract new ones. Our reputation and brand name could be adversely affected if we are unable to successfully enhance our portal.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, WE COULD INCUR UNFORESEEN COSTS OR DELAYS AND OUR REPUTATION AND RELIABILITY IN THE MARKETPLACE COULD BE DAMAGED.

         We have begun to grow rapidly and intend to pursue further growth, through acquisitions and otherwise, as part of our business strategy. Our growth has presented and will continue to present numerous administrative and operational challenges, including the management of an expanding client base, the assimilation of financial reporting systems, increased pressure on our senior management and increased demand on our systems and internal controls. There can be no assurance that we will be able to effectively and efficiently manage our growth. Our inability to manage our growth effectively and efficiently could cause us to incur unforeseen costs, time delays or otherwise adversely impact our business.

IF WE ARE UNABLE TO ESTABLISH AND MAINTAIN ALLIANCES WITH OTHER INTERNET-BASED COMPANIES, THE GROWTH OF OUR BUSINESS COULD BE LIMITED.

         We have entered into and we expect to continue to enter into arrangements with third parties to increase our database, bring traffic to our website and enhance our brand. We cannot determine with certainty whether we will be successful in entering into strategic alliances or that any relationships, if entered into, will be on terms favorable to us.

THE LOSS OF MR. RYLEE COULD ADVERSELY AFFECT OUR BUSINESS, INCLUDING OUR ABILITY TO SECURE AND MAINTAIN CLIENT RELATIONSHIPS AND ATTRACT AND RETAIN EMPLOYEES.

         We do not have an employment agreement with Patrick Rylee, our President and Chief Executive Officer. If we lose the services of Mr. Rylee, we may be less likely to secure and maintain client relationships and to attract and retain additional employees. The efforts, abilities, business generation capabilities and name recognition of Mr. Rylee are important to our success in those activities.

IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT OUR ACQUISITION STRATEGY, WE MAY NOT MEET CURRENT EXPECTATIONS OF OUR GROWTH OR OPERATING RESULTS.

         Our growth strategy includes the strategic acquisition of companies that expand our service offerings. If we are unsuccessful in implementing our acquisition strategy, we could fail to achieve the revenue and profitability growth that we currently expect.

ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS.

         Security breaches of our systems and network infrastructure, or the perception that they could occur, could harm our business and reputation. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems. If our security measures are circumvented, the security of confidential information stored on our systems could be jeopardized, proprietary information could be misappropriated and interruptions in our operations could result. We may be required to make significant additional investments and efforts to protect against or remedy security breaches. A material security breach could damage our reputation or result in liability to us, and we do not carry insurance that protects us from this kind of loss.

ALTHOUGH INTERNET COMMERCE HAS YET TO ATTRACT SIGNIFICANT REGULATION, GOVERNMENT REGULATION MAY RESULT IN FINES, PENALTIES, TAXES OR OTHER COSTS OR CONSEQUENCES THAT MAY REDUCE OUR FUTURE EARNINGS.

         The United States Congress has recently passed or is considering legislation regulating certain aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges, digital signatures and liability for third-party activities. The European Union also has enacted several directives relating to the Internet, including directives that address the use of personal data, e-commerce activities, security, commercial piracy, consumer protection and taxation of e-commerce transactions. Various states have adopted and are considering Internet-related legislation and regulations. Governmental authorities in the United States and abroad are considering other legislative and regulatory proposals to further regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership. We cannot predict what new laws will be enacted, or how courts will interpret existing and new laws, and therefore are uncertain as to how new laws or the application of existing laws will affect our business. In addition, our business may be indirectly affected by legislation that affects the ability of our clients to engage in e-commerce activities. Increased regulation of the Internet may decrease the growth in the use of the Internet, which could decrease the demand for our products and services, increase our cost of doing business or otherwise harm our business, results of operations and financial condition.

BECAUSE WE BELIEVE THAT PROPRIETARY RIGHTS ARE MATERIAL TO OUR SUCCESS, MISAPPROPRIATION OF THESE RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

         The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand without paying us. If this were to occur, our revenues could be materially adversely affected, and the value of our mark and brand could be diminished. We currently rely on a combination of contractual rights, service marks and trade secrets to protect our proprietary technology and intellectual property rights. However, the steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of proprietary information. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of other countries in which we may market our services in the future are uncertain and may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. The proceedings also could involve a high degree of risk.

         In addition, we cannot be certain that our products, services, content and brand do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may receive infringement claims from third parties relating to our technologies, and we may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in the conduct of our business.

         We hold the Internet domain names "netstaff.com," "netstaff.org," "staffworld.com" and "millenniumstaffing.com." Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".net," or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third-parties from acquiring domain names that infringe or otherwise decrease the value of our domain names. If this were to occur, the value of our mark and brand, and our reputation, could be adversely affected, which could have a material adverse effect on our business, financial condition, and results of operations.

WE MAY BE LIABLE TO THIRD PARTIES FOR INFORMATION RETRIEVED FROM THE INTERNET.

         Because visitors to our portal may distribute our content to others, third parties may sue us for defamation, negligence, copyright or trademark infringement, personal injury or other matters. We could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against online services in the United States and Europe. Others could also sue us for the content and services that are accessible from our portal through links to other websites or through content and materials that may be posted by our users in chat rooms or bulletin boards. We do not carry insurance to protect us against these types of claims.

OUR STOCK PRICE MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR STOCK AND COULD RESULT IN LITIGATION AGAINST US.

         The stock market in general and the market prices of shares in technology companies, particularly those such as ours that offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated to the operating performance of such companies. The trading price of our common stock has fluctuated widely in the past and is likely to continue to be volatile and subject to wide fluctuations in response to quarterly variations in results of operations, adverse business developments, changes in financial estimates by securities analysts, investor perception of the company and online recruiting and staffing services in general, announcements by competitors of new products and services, general economic conditions both in the United States and in foreign countries, or other events or factors, many of which are beyond our control.

         In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future. Litigation brought against us could result in substantial costs to us in defending against the lawsuit and a diversion of management's attention, which could have a material adverse effect on our business, financial condition, cash flow and results of operations. Any adverse determination in this type of litigation could also subject us to substantial liabilities.

BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

         Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE AND MAKE IT DIFFICULT FOR US TO RAISE CAPITAL THROUGH SALES OF EQUITY SECURITIES.

         As of April 12, 2001, we had outstanding 13,550,000 shares of common stock, and debentures and warrants that were exercisable for or convertible into approximately 37,547,435 shares of common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price for our common stock. Certain shareholders hold large amounts of shares which they are able to sell in the public market. Although some of the shares held by these shareholders may be subject to restrictions on resale under Rule 144 of the Securities Act of 1933, as amended, as these restrictions end, significant resales of these shares could cause the market price of our common stock to decline regardless of the performance of our business. These sales also might make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

         Since January 14, 2000, our common stock has been traded under the symbol "NTSF" on the NASD's OTC Bulletin Board. Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

ITEM 7.    FINANCIAL STATEMENTS

         The financial statements of the company are submitted as a separate section of this Annual Report on Form 10-KSB, beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 25, 2000, we filed a Current Report on Form 8-K, reporting changes in our certifying accountants. We filed an amendment to this report on May 4, 2000. The report discloses that, on March 16, 2000, we engaged Arthur Yorkes & Company as our new accountants, to replace Tubbs & Bartnick, P.A., who declined to stand for re-election as our accountants. On April 14, 2000, we accepted the resignation of Arthur Yorkes & Company as our accountants and, on April 17, 2000, we engaged Stark Tinter & Associates, LLC to act as our new independent accountants. Reference is hereby made to such Form 8-K, as amended, for further discussion of our change in accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning our executive officers and directors as of April 12, 2001.

     NAME               AGE                  POSITION/OFFICE HELD
     ----               ---                  --------------------

Patrick Rylee            42    Chief Executive Officer, President, Acting Chief
                               Financial Officer, Secretary and Director

Colin Childerley         53    Director

BUSINESS EXPERIENCE

         PATRICK RYLEE has served as Chief Executive Officer, President and a director of the company since September 1999. In addition, he has served as our Acting Chief Financial Officer since June 2000. He was the founder and served as President and a director of NetStaff Delaware, which was merged into our company in September 1999, since its inception in June 1996. Prior to that, from July 1993 to July 1996, he was National Sales Director for Qualify International, a software company specializing in search and retrieval software for the staffing industry.

         COLIN CHILDERLEY has served as a director of the company since September 1999, and was a founder of NetStaff Delaware. Since 1995, he has been an owner of Millennium 3 Design, a real estate development company.

         Directors are generally elected at the annual meeting of our shareholders. Each director holds office until his successor is elected and qualified and, thus, generally hold one-year terms.

         Executive officers are chosen by, and serve at the discretion of, our board of directors, absent any employment agreement, of which none currently exists.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the Securities Exchange Commission, or Commission, initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Such officers, directors and shareholders are required by Commission regulations to furnish us with copies of all reports so filed.

         Based solely upon review of the copies of such reports furnished to us during, and with respect to, the fiscal year ended December 31, 2000, or any written representations received by our company from a director, officer, or beneficial owner of more than 10% of our common stock that no other reports were required, we believe that, for the fiscal year ended December 31, 2000, all
Section 16(a) filing requirements applicable to our reporting persons were met, with the following exceptions: (a) Patrick Rylee did not report the transfer of shares of common stock in January and February 2000, but subsequently reported the transfers in a filing on Form 4 in April 2001; and (b) Colin Childerley did not report the transfer of shares of common stock in January 2000, but subsequently reported the transfers in a filing on Form 4 in April 2001.

ITEM 10.   EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation earned for all services rendered to our company in all capacities during the fiscal years ended December 31, 2000 and 1999 for our Chief Executive Officer, President and Acting Chief Financial Officer:

                           SUMMARY COMPENSATION TABLE

                                                             ANNUAL COMPENSATION
                                                             -------------------
NAME AND POSITION                                 YEAR       SALARY       BONUS
-----------------                                 ----       ------       -----
Patrick Rylee                                     2000     $120,000(1)      --
   Chief Executive Officer, President,            1999       20,769         --
   Acting Chief Financial Officer, Secretary and Director

--------

(1)  Includes $72,692 in accrued salary not yet paid to Mr. Rylee.

         We have not granted any stock options or stock appreciation rights to any of our executive officers.

         Directors are not compensated for any services they may provide as directors on our board of directors.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our common stock as of April 12, 2001 by:

         o each person known by us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;
         o    each of our directors;
         o our named executive officer in the Summary Compensation Table above; and
         o    all of our directors and executive officers as a group.

         The following calculations of the percent of outstanding shares are based on 13,550,000 shares of our common stock issued and outstanding as of April 12, 2001. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, we believe each shareholder possesses sole voting and investment power with respect to all of the shares of common stock owned by that shareholder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a shareholder and the percentage ownership of that shareholder, shares of common stock subject to options or warrants held by that person that are currently exercisable or are exercisable within sixty days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group. Except as described below, beneficial ownership and, accordingly, percent of class ownership, is calculated pursuant to Securities and Exchange Commission Rule 13d-3.

         The amounts shown in the table as beneficially owned by AJW Partners, LLC and New Millennium Capital Partners II, LLC, the debenture holders, are determined in part based upon the terms of convertible debentures and related warrants held by these debenture holders as of the date of the table. Shares included in this report as beneficially owned by the debenture holders also include shares of common stock that may become issuable upon conversion of interest that is scheduled to become payable on debentures after sixty days from the date of the table.

         For purposes of the table, we have disregarded provisions contained in the debentures and warrants that prohibit conversion of the debentures or exercise of the warrants to the extent that conversion of the debentures would result in the debenture holder, together with its affiliates, beneficially owning in excess of 4.9% of our outstanding shares of common stock, and to the extent that exercise of the warrants would result in the debenture holder, together with its affiliates, beneficially owning in excess of 4.9% of our outstanding shares of common stock. Further, these limitations do not preclude the debenture holders from converting or exercising and selling shares underlying the debentures and warrants in stages over time where each stage does not cause a debenture holder to beneficially own in excess of the limitation amounts.

         In light of the discussion above concerning the terms of the debentures and warrants, the number of shares shown in the table as beneficially owned by each debenture holder represents a good faith estimate of the number of shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants as of the date of the table and has not been calculated in strict compliance with Rule 13d-3.

                                    AMOUNT AND NATURE OF
NAME AND ADDRESS                    BENEFICIAL OWNERSHIP         PERCENT
OF BENEFICIAL OWNER(1)                OF COMMON STOCK        OF COMMON STOCK
-------------------                   ---------------        ---------------
Patrick Rylee.......................    4,080,093                 30.11%
c/o NetStaff, Inc.
168 South Park
San Francisco, CA 94107

Colin Childerley....................    2,788,392                 20.58%
c/o NetStaff, Inc.
168 South Park
San Francisco, CA 94107

AJW Partners, LLC...................   22,003,881(2)              61.89%
155 First Street, Suite B
Mineola, NY 11501

New Millennium Capital
  Partners II, LLC..................   11,848,243(3)              46.65%
155 First Street, Suite B
Mineola, NY 11501

All executive officers and
directors as a group (2 persons)....    6,868,485                 50.69%
-------------------------

(1) Messrs. Rylee and Childerley are directors of the company. Mr. Rylee is an executive officer of the company.

(2) Includes 20,833,333 shares of our common stock issuable to AJW Partners, LLC upon conversion of outstanding debentures, together with interest accrued thereon through 60 days after the date of the table, and 650,000 shares of our common stock issuable upon exercise of outstanding warrants.
(3) Includes 11,217,948 shares of our common stock issuable to New Millennium Capital Partners II, LLC upon conversion of outstanding debentures, together with interest accrued thereon through 60 days after the date of the table, and 350,000 shares of our common stock issuable upon exercise of outstanding warrants.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCK EXCHANGE AGREEMENT

         On September 15, 1999, we entered into a Stock Exchange Agreement with NetStaff Delaware, which provided for the merger of NetStaff Delaware into the company, and we changed our name to "NetStaff, Inc."

         At the time of signing the Stock Exchange Agreement, Patrick Rylee was the Chief Executive Officer, President, Treasurer and a director of NetStaff, Delaware, and Colin Childerley was the Secretary and a director of NetStaff Delaware. In connection with the transactions, Messrs. Rylee and Childerley were appointed as directors of NetStaff(R), and Mr. Rylee was appointed Chief Executive Officer and President of NetStaff(R). In addition, under the terms of the Stock Exchange Agreement, one share of common stock of NetStaff Delaware, par value $0.001 per share, was to be exchanged for 5.0943 shares of our common stock. Upon consummation of the transactions on December 17, 1999, a total of 1,669,505 shares of the common stock of NetStaff Delaware were exchanged for an aggregate of 8,505,000 shares of our common stock. As a result, Patrick Rylee became the holder of 4,274,393 shares of our common stock, and Mr. Childerley became the holder of 2,849,592 shares of our common stock.

INDEPENDENT CONTRACTOR AGREEMENT

         On December 1, 1999, we entered into an independent contractor agreement with Millennium 3 Design, a sole proprietorship, or M3D. Colin Childerley, a director of NetStaff(R), is the owner of M3D. Pursuant to the terms of the agreement, M3D provides us with corporate image design and development services. As compensation for these services, we pay M3D an aggregate fee of $90,000 per year, payable monthly at the rate of $7,500 per month, at the beginning of each month. In addition, we reimburse M3D on a monthly basis for out-of-pocket expenses incurred during the course of its performance of services for us upon the presentation of an itemized invoice for these expenses. The term of the agreement continues until December 1, 2001; however, we may terminate the agreement, with or without cause, at any time, upon providing written notice to M3D. In the event of our termination, the balance of the fee that remains due and owing for the full term must be paid within thirty days.

INDEMNIFICATION AGREEMENTS

         We have entered into Indemnification Agreements with Patrick Rylee and Colin Childerley. Messrs. Rylee and Childerley are directors of the company, and Mr. Rylee is an executive officer of the company. Pursuant to the terms of the Indemnification Agreements, we agree to indemnify Messrs. Rylee and Childerley to the fullest extent permitted by Indiana law. However, no indemnification is provided:

         (i) on account of any suit in which judgment is rendered against the indemnitee for an accounting of profits made from the purchase or sale by the indemnitee of our securities pursuant to the provisions of Section 16(b) of the Securities Exchange Act of 1934, as amended, or similar provisions of any federal, state or local statutory law;

         (ii) on account of the indemnitee's conduct which is finally adjudged to have been knowingly fraudulent or deliberately dishonest, or to constitute willful misconduct;

         (iii) to the extent expressly prohibited by applicable law or our Bylaws;

         (iv) for which payment is actually made to the indemnitee under a valid and collectible insurance policy or under a valid and enforceable indemnity clause, Bylaw or agreement, except in respect of any excess beyond payment under the insurance, clause, Bylaw or agreement; or

         (v) in connection with any proceeding initiated by the indemnitee, or any proceeding by the indemnitee against NetStaff or its directors, officers, employees or other indemnitees, unless
                  (a) the indemnification is expressly required to be made by law; (b) the proceeding was authorized by our Board of Directors; or (c) we provide the indemnification in our sole discretion under applicable law.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.
                  --------

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

   2.0 Stock Exchange Agreement, dated September 15, 1999, between the Registrant and NetStaff, Inc., a Delaware corporation*

   3.0          Articles of Incorporation of the Registrant**

   3.1 Articles of Amendment of the Articles of Incorporation for the Registant, effective September 1, 1999*

   3.2 Articles of Merger of NetStaff, Inc., a Delaware corporation, into the Registrant, dated September 16, 1999*

   3.3 Certificate of Merger of NetStaff, Inc., a Delaware corporation, and the Registrant, dated September 15, 1999, filed December 9, 1999 with the Secretary of State of the State of Delaware***

   3.4          Bylaws of the Registrant**

   4.0          Specimen stock certificate for the Registrant***

   4.1 Secured Convertible Debenture issued by the Registrant to New Millennium Capital Partners II, LLC on March 27, 2001

   4.2 Secured Convertible Debenture issued by the Registrant to AJW Partners, LLC on March 27, 2001

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

   4.3          Warrant dated March 14, 2000, issued by the Registrant to David
                M. Davis*****

   4.4 Stock Purchase Warrant issued by the Registrant to New Millennium Capital Partners II, LLC on March 27, 2001

   4.5 Stock Purchase Warrant issued by the Registrant to AJW Partners, LLC on March 27, 2001

   4.6 Warrant dated April 1, 2000, issued by the Registrant to Elliott, Lane & Associates***

   4.7 Warrant dated May 24, 2000, issued by the Registrant to Elliott, Lane & Associates*****

   4.8 Warrant dated May 24, 2000, issued by the Registrant to Elliott, Lane & Associates*****

   4.9 Warrant dated July 14, 2000, issued by the Registrant to Fast Net Communications Inc.*****

   4.10 Warrant dated September 7, 2000, issued by the Registrant to Golden Horde Investments Ltd.****

   4.11 Warrant dated September 17, 2000, issued by the Registrant to Theresa Daly****

   4.12 Warrant dated September 26, 2000, issued by the Registrant to Richard Malconian****

   4.13 Warrant dated October 20, 2000, issued by the Registrant to Jamie Spangler****

   4.14 Warrant dated October 24, 2000, issued by the Registrant to Richard Malconian****

  10.1 Commercial Lease, dated May 16, 1997, between the Registrant and Michael J. Kirsch***

  10.2          Lease Addendum, undated, between the Registrant and Michael J.
                Kirsch

  10.3 Independent Contractor Agreement, dated December 1, 1999, between the Registrant and Millennium 3 Design***

  10.4 License Agreement, dated September 21, 1999, between the Registrant and Commodore Sales Corp.***

  10.5 Letter agreement, dated December 2, 1999, between the Registrant and Golden Horde Investments Ltd.***

  10.6 Agreement between the Registrant and Intellectual Capital, Inc., dated January 15, 2000***

  10.7 Professional Service Agreement between the Registrant and Elliott, Lane & Associates, Inc., dated March 31, 2000***

  10.8 Securities Purchase Agreement, dated as of March 27, 2001, among the Registrant, New Millennium Capital Partners II, LLC and AJW Partners, LLC

  10.9 Registration Rights Agreement, dated as of March 27, 2001, among the Registrant, New Millennium Capital Partners II, LLC and AJW Partners, LLC

  10.10 Security Agreement, dated as of March 27, 2001, among the Registrant, New Millennium Capital Partners II, LLC and AJW Partners, LLC

  10.11 Guaranty and Pledge Agreement, dated as of March 27, 2001, among the Registrant, Patrick Rylee, New Millennium Capital Partners II, LLC and AJW Partners, LLC

  10.12 Form of Indemnification Agreement between the Registrant and its Directors and Executive Officer

---------------------------

* Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 1999 and incorporated herein by reference.

** Filed as an exhibit to the Registrant's registration statement on Form 10-SB filed with the Securities and Exchange Commission on April 27, 1999 and incorporated hereby by reference.

*** Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on May 8, 2000, and incorporated herein by reference.

**** Filed as an exhibit to the Registrant's Report on Form 10-QSB for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000, and incorporated herein by reference.

***** Filed as an exhibit to the Registrant's Report on Form 10-QSB for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000, and incorporated herein by reference.


         (b)      REPORTS ON FORM 8-K.
                  -------------------

         We did not file any Current Reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

                                 Netstaff, Inc.
                          (A Development Stage Company)
                         Index to Financial Statements

                                                                           Page
                                                                           ----

Report of Independent Auditors                                              F-2

Balance Sheet                                                               F-3

Statements of Operations                                                    F-4

Statement of Changes in Stockholders' Equity (Deficit)                      F-5

Statements of Cash Flows                                                    F-6

Notes to Financial Statements                                               F-7

                         REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
Netstaff, Inc.


We have audited the accompanying balance sheet of Netstaff, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netstaff, Inc. (a development stage company) as of December 31, 2000, and the results of its operations, and its cash flows for the years ended December 31, 2000 and 1999, in conformity accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has both working capital and stockholders' deficiencies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


Stark Tinter & Associates, LLC


Denver, Colorado
April 21, 2001

                             NETSTAFF, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEET
                            DECEMBER 31, 2000


                                 ASSETS

CURRENT ASSETS
  Cash                                                              $       270
                                                                    -----------

PROPERTY AND EQUIPMENT, net                                             253,493

TRADEMARK,  net of accumulated amortization of $2,312                    13,957

OTHER ASSETS                                                             13,400
                                                                    ------------

                                                                    $   281,120
                                                                    ============


                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $   515,261
  Accounts payable - related parties                                     44,594
  Notes payable - related parties                                       163,200
                                                                    ------------
    Total current liabilities                                           723,055
                                                                    ------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $0.001 par value,
     20,000,000 shares authorized, no shares issued
     or outstanding                                                           -
  Common stock, $0.001 par value,
     100,000,000 shares authorized,
     13,550,000 shares issued and outstanding                            13,550
  Additional paid in capital                                          3,635,043
  Deficit accumulated during the
     development stage                                               (4,090,528)
                                                                    ------------
                                                                       (441,935)
                                                                    ------------

                                                                    $   281,120
                                                                    ============

    The accompanying notes are an integral part of the financial statements.


                                      NETSTAFF, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF OPERATIONS

                                                                                             OCTOBER 7, 1996
                                                                                               (INCEPTION)
                                                          YEAR ENDED         YEAR ENDED          THROUGH
                                                         DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                            2000                1999              2000
                                                        -------------      -------------      -------------
REVENUE                                                 $          -       $        500       $     16,100

COST AND EXPENSES
  General and administrative                               2,024,445            331,831          3,126,849
  Stock compensation expense                                 841,500             40,000            881,500
  Depreciation and amortization                               65,067             10,613             85,202
                                                        -------------      -------------      -------------

(LOSS) FROM OPERATIONS                                    (2,931,012)          (381,944)        (4,077,451)
                                                        -------------      -------------      -------------

OTHER INCOME (EXPENSE)
   Loss on disposition of property and equipment            (118,283)                 -           (118,283)
   Interest income                                            12,582                111             12,693
   Sub-lease income                                                -             70,830             92,513
                                                        -------------      -------------      -------------
                                                            (105,701)            70,941            (13,077)
                                                        -------------      -------------      -------------

NET (LOSS)                                              $ (3,036,713)      $   (311,003)      $ (4,090,528)
                                                        =============      =============      =============

PER SHARE INFORMATION
  Weighted average number
  of common shares outstanding - basic and diluted        13,508,356         11,755,494          8,831,960
                                                        =============      =============      =============

  Net (loss) per common share - basic and diluted       $      (0.22)      $      (0.03)      $      (0.46)
                                                        =============      =============      =============

                   The accompanying notes are an integral part of the financial statements.

                                                     NETSTAFF, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          FOR THE PERIOD OCTOBER 7, 1996 (INCEPTION) THROUGH DECEMBER 31, 2000


                                                         Preferred Stock             Common Stock
                                                     ------------------------  -------------------------   Additional
                                                      Shares        Amount        Shares       Amount    Paid in Capital
                                                     -------------------------------------------------------------------
Balance, October 7, 1996 (inception)                         -    $        -              -   $       -    $         -

Issuance of preferred stock for cash                    35,000        35,000              -           -              -

Issuance of stock for cash                                   -             -      4,535,848         890              -

Net (loss) for the period ended December 31, 1996            -             -              -           -              -
                                                     ----------   -----------  -------------  ----------   ------------

Balance, December 31, 1996                              35,000        35,000      4,535,848         890              -

Net (loss) for the year ended December 31, 1997              -             -              -           -              -
                                                     ----------   -----------  -------------  ----------   ------------

Balance, December 31, 1997                              35,000        35,000      4,535,848         890              -

Issuance of common stock for cash                            -             -      2,849,578       2,850        556,516

Reclassification of paid in capital                          -             -              -       3,645         (3,645)

Net (loss) for the year ended December 31, 1998              -             -              -           -              -
                                                     ----------   -----------  -------------  ----------   ------------

Balance, December 31, 1998                              35,000        35,000      7,385,426       7,385        552,871

Issuance of common stock for cash                            -             -         21,585          22         19,978

Issuance of common stock for cash                            -             -         32,430          32         14,968

Common stock issued in consideration for services            -             -        203,772         204         39,796

Conversion of preferred stock to common stock          (35,000)      (35,000)       178,301         178         34,822

Common stock issued for conversion of notes payable          -             -        683,487         684        160,316

Acquisition of the net assets of MAS Acquisition
  Corp. VIII                                                 -             -      4,995,000       4,995         (4,950)

Commodore license agreement                                  -             -              -           -      2,000,000

Loans payable converted to warrants                          -             -              -           -        100,000

Net (loss) for the year ended December 31, 1999              -             -              -           -              -
                                                     ----------   -----------  -------------  ----------   ------------

Balance, December 31, 1999                                   -             -     13,500,000      13,500      2,917,801

Settlement of subscription receivable with cash              -             -              -           -              -

Allocation of subscription expenses                          -             -              -           -        (34,208)

Cancellation of stock subscription                           -             -              -           -        (90,000)

Exercise of stock warrants                                   -             -         50,000          50         11,450

Grant of stock warrants                                      -             -              -           -        830,000

Net (loss) for the year ended December 31, 2000              -             -              -           -              -
                                                     ----------   -----------  -------------  ----------   ------------

Balance, December 31, 2000                                   -    $        -     13,550,000   $  13,550    $ 3,635,043
                                                     ==========   ===========  =============  ==========   ============

                                                     NETSTAFF, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          FOR THE PERIOD OCTOBER 7, 1996 (INCEPTION) THROUGH DECEMBER 31, 2000
                                                      (CONTINUED)
                                                       Deficit
                                                     Accumulated
                                                      During the       Stock
                                                     Development   Subscriptions
                                                         Stage       Receivable        Total
                                                     ------------------------------------------
Balance, October 7, 1996 (inception)                 $         -    $         -    $         -

Issuance of preferred stock for cash                           -              -         35,000

Issuance of stock for cash                                     -              -            890

Net (loss) for the period ended December 31, 1996       (110,674)             -       (110,674)
                                                     ------------   ------------   ------------

Balance, December 31, 1996                              (110,674)             -        (74,784)

Net (loss) for the year ended December 31, 1997         (403,150)             -       (403,150)
                                                     ------------   ------------   ------------

Balance, December 31, 1997                              (513,824)             -       (477,934)

Issuance of common stock for cash                              -              -        559,366

Reclassification of paid in capital                            -              -              -

Net (loss) for the year ended December 31, 1998         (228,988)             -       (228,988)
                                                     ------------   ------------   ------------

Balance, December 31, 1998                              (742,812)             -       (147,556)

Issuance of common stock for cash                              -              -         20,000

Issuance of common stock for cash                              -              -         15,000

Common stock issued in consideration for services              -              -         40,000

Conversion of preferred stock to common stock                  -              -              -

Common stock issued for conversion of notes payable            -              -        161,000

Acquisition of the net assets of MAS Acquisition
  Corp. VIII                                                   -              -             45

Commodore license agreement                                    -     (1,000,000)     1,000,000

Loans payable converted to warrants                            -              -        100,000

Net (loss) for the year ended December 31, 1999         (311,003)             -       (311,003)
                                                     ------------   ------------   ------------

Balance, December 31, 1999                            (1,053,815)    (1,000,000)       877,486

Settlement of subscription receivable with cash                -        875,792        875,792

Allocation of subscription expenses                            -         34,208              -

Cancellation of stock subscription                             -         90,000              -

Exercise of stock warrants                                     -              -         11,500

Grant of stock warrants                                        -              -        830,000

Net (loss) for the year ended December 31, 2000       (3,036,713)             -     (3,036,713)
                                                     ------------   ------------   ------------

Balance, December 31, 2000                           $(4,090,528)   $         -    $  (441,935)
                                                     ============   ============   ============

                        The accompanying notes are an integral part of the financial statements.

                                                NETSTAFF, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS

                                                                                                  OCTOBER 7, 1996
                                                                                                    (INCEPTION)
                                                                 YEAR ENDED        YEAR ENDED         THROUGH
                                                                DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                                   2000              1999              2000
                                                                ------------      ------------      ------------
Cash flows from operating activities:
    Net (loss)                                                  $(3,036,713)      $  (311,003)      $(4,090,528)
    Adjustments to reconcile net (loss) to net
      cash (used in) operating activities:
           Depreciation and amortization                             65,067            10,613            85,202
           Loss on fixed asset disposition                          118,283                 -           118,283
           Stock compensation expense                               841,500            40,000           881,500
           Write off of assets of MAS                                     -               (45)              (45)
           Loan forgiveness                                               -            (5,000)           (5,000)
    Changes in assets and liabilities
           (Increase) decrease in other assets                       (5,700)            1,300           (13,400)
           Increase in accounts payable - related parties            44,594                 -            44,594
           Increase in accounts payable and accrued expenses        358,101             2,885           515,261
                                                                ------------      ------------      ------------
    Net cash (used in) operating activities                      (1,614,868)         (261,250)       (2,464,133)
                                                                ------------      ------------      ------------

Cash flows from investing activities:
  Acquisition of property and equipment                            (255,409)           (2,525)         (452,208)
  Purchase of trademarks                                                  -           (10,000)          (16,269)
                                                                ------------      ------------      ------------
Net cash (used in) investing activities                            (255,409)          (12,525)         (468,477)
                                                                ------------      ------------      ------------

Cash flows from financing activities:
  Increase in notes payable - related party                          66,100           167,100           426,832
  Proceeds from the sale of preferred stock                               -                 -            35,000
  Proceeds from the sale of common stock                            875,792         1,035,000         2,471,048
                                                                ------------      ------------      ------------
Net cash provided by financing activities                           941,892         1,202,100         2,932,880
                                                                ------------      ------------      ------------

Net increase (decrease) in cash                                    (928,385)          928,325               270

Beginning cash                                                      928,655               330                 -
                                                                ------------      ------------      ------------
Ending cash                                                     $       270       $   928,655       $       270
                                                                ============      ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
   Interest                                                     $    20,115       $         -       $    20,115
                                                                ============      ============      ============
   Income taxes                                                 $         -       $         -       $        -
                                                                ============      ============      ============


SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES

Cancellation of common stock subscription                       $    90,000       $         -       $    90,000
                                                                ============      ============      ============
Common stock issued for conversion of loans                     $         -       $   161,000       $   161,000
                                                                ============      ============      ============
Warrants issued for conversion of loan                          $         -       $   100,000       $   100,000
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

                                 Netstaff, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Netstaff, Inc. (the "Company") is an Indiana corporation that was formed on October 7, 1996. The Company has been in the development stage since its inception. The Company is an Internet-based business-to-business electronic commerce company that provides a proprietary "multiple listing service" to the professional staffing industry. The Multiple Listing Service, or Netstaff MLS, aggregates various candidate databases of client staffing companies, and allows staffing companies and employers to simultaneously search the candidate databases of multiple staffing companies on the Company's website, www.netstaff.com. The website also provides Internet portals, catering directly to human resource departments of potential employers, staffing companies, and candidates.

The Company was originally formed under the name MAS Acquisition VIII Corp. ("MAS"). On December 17, 1999, the Company acquired, through a merger, Netstaff, Inc. ("Netstaff Delaware"), a Delaware corporation formed in 1996. Upon the effectiveness of the merger the Company changed its name to Netstaff, Inc.

The merger involved an exchange by the former stockholders of Netstaff Delaware of all the outstanding shares of Netstaff Delaware for shares of the Company, representing a majority ownership interest in the Company. Pursuant to the terms of the agreement, each common share of Netstaff Delaware was exchanged for
5.0943 common shares of the MAS. A total of 1,669,505 shares of common stock of Netstaff were exchanged for 8,505,000 common shares of MAS.

Because the merger resulted in a change of control of the Company, the merger was accounted for as a recapitalization of Netstaff Delaware and sale, by Netstaff Delaware, of 4,995,000 shares of common stock in exchange for the net assets of MAS.

Revenue Recognition

For staffing placements, revenue is recognized when the candidate accepts employment. For temporary or contract placements, fee revenue is recognized during the period in which the candidate provides services to the employer.

Depreciation

The cost of property and equipment is depreciated over the estimated useful life of the related asset. Depreciation is computed using the straight-line method over a three to five year period.

                                 Netstaff, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


Intangibles

Trademarks are amortized over their estimated useful life of 15 years. Amortization of the trademarks expensed to operations during years ended December 31, 2000 and 1999 and the period from October 7, 1996 (inception) to December 31, 2000 were $811, $1,083, and $2,312, respectively.

Software and Website Development costs

Product and website development costs incurred in developing the Company's website are accounted for in accordance with SOP 98-1. Product and website development costs include amounts incurred by the Company to develop, enhance, manage, monitor and operate the Company's website. The Company rewrote their web-based software during the year ended December 31, 2000. The Company has capitalized software development costs of $164,566 related to this effort. The capitalized software costs incurred prior to this rewrite of $132,609, with accumulated amortization of $14,326, was written off due to obsolescence during the year ended December 31, 2000, resulting in a loss of $118,283. Accumulated amortization for capitalized software development costs for the years ended December 31, 2000 and 1999 and the period from October 7, 1996 (inception) to December 31, 1999 were $26,184, $0, and $26,184, respectively.

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

Net Loss Per Share

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings (loss) per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. Common stock equivalents were not considered during the periods presented, as their effect would be anti dilutive.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                                 Netstaff, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


Segment Information

The Company follows SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

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

Comprehensive Income

There have been no items of comprehensive income since the Company's inception on October 7, 1996.

Advertising Costs

Advertising is expensed as incurred. Advertising costs expensed during years ended December 31, 2000 and 1999 and the period from October 7, 1996 (inception) to December 31, 2000 were $36,682, $2,482, and $97,190, respectively.

Impairment Of Long-Lived Assets

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgement is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 2000, management does not believe there is any impairment of the carrying amounts of assets.

                                 Netstaff, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

Reclassifications

Certain amounts from prior year's financial statements have been reclassified to conform to current year presentation.

Recent Pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not engaged in any hedging activities since its inception on October 7, 1996.

During December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAS No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

Note 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has generated recurring losses since its inception on October 7, 1996, aggregating $4,090,528 through December 31, 2000. Additionally, the Company has a working capital deficit of $722,785 and a stockholders' deficit of $441,935. The Company has been reliant on funding from stockholders.

                                 Netstaff, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


Management's plans include the development of the Company's operations to a commercial level and pursuing additional equity and debt financing. Subsequent to December 31, 2000, the Company has secured funding from a single source through the issuance of convertible debentures and stock warrants. The Company anticipates total proceeds from the agreement of $600,000, of which $500,000 has been received as of the date of the audit report (See note 11).

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. LICENSE AGREEMENT AND STOCK SUBSCRIPTION RECEIVABLE

The Company entered into a License Agreement, dated September 21, 1999, with Commodore Sales Corporation ("Commodore") an unaffiliated third party. Pursuant to the license agreement the Company granted Commodore a nontransferable, ten year limited license for the purpose of exploiting the Company's multiple listing service (MLS) within South Africa. Pursuant to the terms of the license agreement, the Company is to receive a license fee of $2,000,000 payable in installments. On December 31, 1999, the Company received $1,000,000, representing the first installment of the license fee.

During the year ended December 31, 2000 the Company received $875,792 in cash related to this agreement. The Company was required to reimburse Commodore's expenses related to this agreement in the amount of $34,208. The remaining $90,000 of the receivable was cancelled due to the Company not meeting certain specified performance goals.

The Company has characterized the $2,000,000 fee as equity. Management concluded that because Commodore used the proceeds from the sale of shares of the Company to pay the license fee, the transaction more closely resembles that of an equity transaction than the generation of revenue despite the execution of a license agreement.

NOTE 4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation at December 31, 2000:

         Computer equipment                     $ 123,120
         Proprietary software                     164,566
         Furniture and equipment                   23,909
         Leasehold improvements                    10,529
                                                ----------
                                                  322,124
         Less: Accumulated depreciation            68,631
                                                ----------
                                                $ 253,493
                                                ==========

                                 Netstaff, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


For the years ended December 31, 2000 and 1999, and the period from October 7, 1996 (inception) to December 31, 2000, depreciation expense charged to operations was $64,256, $9,530, and $82,890, respectively.

NOTE 5. LEASE OBLIGATION

The Company leases office space under an operating lease arrangement. The lease expires on May 31, 2002.

Minimum future lease payments on the office lease are as follows:

                           Year                      Amount
                           ----                      ------
                           2001                     $ 72,000
                           2002                       30,000
                                                    ---------
                           Totals                   $102,000
                                                    =========

For the years ended December 31, 2000 and 1999, and the period from October 7, 1996 (inception) to December 31, 2000, the amounts charged to operations for rent expense were $67,800, $43,151 and $238,840, respectively.

The Company had sublet a portion of the premises to a non-related company. The lease expired October 31, 1999. The annual rental approximates $97,100. For the year ended December 31, 1999, and the period from October 7, 1996 (inception) to December 31, 1999, the amounts included in other income for sub-lease income were $70,830 and $92,513, respectively.


NOTE 6. NOTES PAYABLE - RELATED PARTY

The Company has issued unsecured promissory notes bearing interest at rates ranging from 10% 12% per annum. Of this amount, $33,100 is delinquent as of the date of the audit report. The remainder of the promissory notes are due on demand.

Note 7.  STOCKHOLDERS' EQUITY (DEFICIT)

During the period ended December 31, 1996, the Company had the following equity transactions:

         o Issued 35,000 shares of Preferred Stock at $1.00 per share for cash aggregating $35,000
         o Issued 4,535,848 shares of Common Stock at $0.0002 per share for cash aggregating $890

                                 Netstaff, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


During the year ending December 31, 1998, the Company had the following equity transactions:

         o Issued 2,849,578 shares of Common Stock at $0.20 per share for cash aggregating $559,366

During the year ended December 31, 1999, the Company had the following equity transactions:

         o Issued 21,585 shares of Common Stock at $0.93 per share for cash aggregating $20,000
         o Issued 32,430 shares of Common Stock at $0.46 per share for cash aggregating $15,000
         o Issued 203,772 shares of Common Stock at $0.20 per share (the fair market value of the shares) for services rendered. The value of the services of $40,000 has been charged to operations
         o        Converted $161,000 in debt to 683,487 shares of Common Stock
         o Converted 35,000 shares of Preferred Stock to 178,301 shares of Common Stock
         o Converted $100,000 in debt to 200,000 stock warrants exercisable at $1.00 per share (see Note 8)

During the year ended December 31, 2000, the Company had the following equity transactions:

         o A cashless stock warrant was exercised for 50,000 shares of Common Stock at its fair market value of $11,500
         o Stock compensation of $830,000 was charged to operations for the issuance of stock warrants

During the periods covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, it could be liable for rescission of the sales and any other applicable remedies if such exemptions were found not to apply, which could have a material negative impact on the Company.

NOTE 8. STOCK WARRANTS

During the year ended December 31, 2000, the Company issued stock warrants exercisable into 650,000 shares of Common Stock. The Company has recorded stock-based compensation of $830,000, which has been charged to operations for the issuance of stock warrants to non-employees (see Note 7). The fair value for these warrants were estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:, risk free interest rate of 6%; dividend yield of 0%; volatility factor of the expected market price of the Company's stock of 296%; and a weighted average life of the warrant of 3 years.

                                 Netstaff, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


Common stock warrant activity is as follows:

                                                          Weighted Average
                                                 Stock        Exercise
                                               Warrants         Price
                                               --------         -----
Outstanding at beginning of year                      -           -
Granted                                         200,000       $   1.00
Exercised                                             -           -
Forfeited                                             -           -
                                               ---------
Outstanding at December 31, 1999                200,000           1.00
Granted                                         650,000           1.60
Exercised                                       (50,000)           .15
Forfeited                                             -           -
                                               ---------      ---------
Outstanding at December 31, 2000                800,000       $   1.54
                                               =========      =========

Warrants exercisable at December 31, 2000       800,000
                                               =========

Weighted average fair value of warrants
 granted during year                           $   1.31
                                               =========

                                           Outstanding                 Exercisable
                                   --------------------------   -------------------------
                                    Weighted-       Weighted-                   Weighted-
Range of                            Average          Average                    Average
Exercise            Number         Contractual      Exercise      Number        Exercise
Prices            Outstanding         Life           Price      Exercisable      Price
------            -----------         ----           -----      -----------      -----
$0.15 - $0.50      100,000         2.7 years         $0.33          100,000      $0.33
$1.00 - $2.00      600,000         2.2 years         $1.44          600,000      $1.44
$4.50 - $6.50      100,000         2.7 years         $5.50          100,000      $5.50


The Company has reserved a total of 800,000 shares of common stock related to stock warrants. The Company has reserved a total of 1,350,000 shares of common stock related to their stock option plan. As of December 31, 2000, the Company had not granted any stock options.

                                 Netstaff, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


Note 9.  INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:
                                       Reconciling        Tax
                                          Item           Effect
                                       ----------      ----------

Net operating loss carryforward        $4,000,000      $1,300,000
                                       ==========      ==========

The net operating loss carryforward will expire through 2020. The deferred tax asset has been fully reserved at December 31, 2000. The change in the valuation allowance during the year ended December 31, 2000 was $942,000.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes due to the effect of the net operating loss. The net operating loss negates any provision for income taxes.

NOTE 10.  RELATED PARTY TRANSACTIONS

On December 1, 1999, the Company entered into an independent contractor agreement ("the Agreement") with Millennium 3 Design ("M3D). A director of the Company is the sole owner of M3D. Pursuant to the terms of the Agreement, M3D provides corporate image design and development services for the Company. For providing the stipulated services the Company has agreed to compensate M3D with an annual fee of $90,000, payable monthly at the rate of $7,500 per month commencing December 1, 1999. The Agreement may be terminated, with or without cause, at any time, upon written notice by the Company. In the event of termination by the Company, the balance of the fee that remains due and owing for the full term must be paid within thirty days of the termination date. For the year ended December 31, 1999, the Company had paid M3D and aggregate amount of $13,233, including expense reimbursement. For the year ended December 31, 2000 the Company had recorded $97,959 of fees and expense reimbursements to M3D, $40,959 of which were unpaid and included in accounts payable - related parties as of December 31, 2000.

During the year ended December 31, 2000, the Company received legal services from a firm in which a member of the Board of Directors is affiliated. The Company has recorded fees of $4,661 to this firm, $3,635 that is unpaid and included in accounts payable - related parties as of December 31, 2000.

                                 Netstaff, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


Note 11.  SUBSEQUENT EVENTS

During March 2001 the Company entered into a securities purchase agreement for a maximum of $600,000. The agreement calls for the issuance of convertible debentures, which are convertible at the debenture holder's request. On March 27, 2001, the Company issued a $500,000 convertible debenture, bearing interest at 12% per annum and maturing on March 27, 2002. The debenture was accompanied by warrants to purchase up to 1,000,000 shares of Common Stock. The $500,000 debenture is convertible into shares of Common Stock as will be determined by specified future events. The Company has reserved 83,500,000 shares for this conversion and any future debentures related to this agreement. The debenture will be convertible into Common Stock at a discount from its fair market value on the date of conversion.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 27, 2001            NETSTAFF, INC.

                                  BY: /S/ PATRICK RYLEE
                                      -----------------------------------------
                                      Patrick Rylee
                                      Chief Executive Officer, President, Acting
                                      Chief Financial Officer, Secretary and
                                      Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

       SIGNATURE                      TITLE                           DATE
       ---------                      -----                           ----

/S/ PATRICK RYLEE           Chief Executive Officer,              April 27, 2001
----------------------      President, Acting Chief Financial
Patrick Rylee               Officer, Secretary and Director
                            (Principal Executive Officer and
                            Principal Financial Officer)

/S/ COLIN CHILDERLEY        Director                              April 27, 2001
----------------------
Colin Childerley

                                  EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

     4.1 Secured Convertible Debenture issued by the Registrant to New Millennium Capital Partners II, LLC on March 27, 2001

     4.2 Secured Convertible Debenture issued by the Registrant to AJW Partners, LLC on March 27, 2001

     4.4 Stock Purchase Warrant issued by the Registrant to New Millennium Capital Partners II, LLC on March 27, 2001

     4.5 Stock Purchase Warrant issued by the Registrant to AJW Partners, LLC on March 27, 2001

     10.2    Lease Addendum, undated, between the Registrant and Michael J.
             Kirsch

     10.8 Securities Purchase Agreement, dated as of March 27, 2001, among the Registrant, New Millennium Capital Partners II, LLC and AJW Partners, LLC

     10.9 Registration Rights Agreement, dated as of March 27, 2001, among the Registrant, New Millennium Capital Partners II, LLC and AJW Partners, LLC

     10.10 Security Agreement, dated as of March 27, 2001, among the Registrant, New Millennium Capital Partners II, LLC and AJW Partners, LLC

     10.11 Guaranty and Pledge Agreement, dated as of March 27, 2001, among the Registrant, Patrick Rylee, New Millennium Capital Partners II, LLC and AJW Partners, LLC

     10.12 Form of Indemnification Agreement between the Registrant and its Directors and Executive Officer