Form 10QSB
period 2001-03-31
NETSTAFF INC/IN
filed 2001-05-15
CIK 1081370

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                       OR
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

            For the transition period from __________ to ___________

                         COMMISSION FILE NUMBER: 0-25881

                                 NETSTAFF, INC.
        (Exact name of small business issuer as specified in its charter)

             INDIANA                                             35-2065470
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                 168 SOUTH PARK, SAN FRANCISCO, CALIFORNIA 94107
                    (Address of principal executive offices)

                                 (415) 908-1000
                           (Issuer's telephone number)


                                      NONE
         (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 13,700,000 on May 8, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheet as of March 31, 2001 (unaudited)................   F-1

          Statements of Operations for the three months ended
          March 31, 2001 and 2000 and the period October 7, 1996
          (inception)through March 31, 2001 (unaudited).................   F-2

          Statements of Cash Flows for the three months ended
          March 31, 2001 and 2000 and the period October 7, 1996
          (inception) through March 31, 2001 (unaudited)................   F-3

          Notes to Financial Statements (unaudited).....................   F-4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................     3


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.............................................    12

Item 2.   Changes in Securities and Use of Proceeds.....................    12

Item 3.   Defaults Upon Senior Indebtedness.............................    12

Item 4.   Submission of Matters to a Vote of Security Holders...........    12

Item 5.   Other Information.............................................    12

Item 6.   Exhibits and Reports on Form 8-K..............................    12

Signatures..............................................................    14

ITEM 1. FINANCIAL STATEMENTS.

                                 NETSTAFF, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2001


                                     ASSETS

CURRENT ASSETS
  Cash                                                              $   360,771
                                                                    ------------

PROPERTY AND EQUIPMENT, net                                             248,319

TRADEMARK, net of accumulated amortization of $2,312                     13,957

OTHER ASSETS                                                             13,400
                                                                    ------------

                                                                    $   636,447
                                                                    ============


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $   534,252
  Accounts payable - related party                                       34,866
  Note payable                                                          500,000
  Note payable - related party                                          193,200
                                                                    ------------
    Total current liabilities                                         1,262,318
                                                                    ------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $0.001 par value,
     20,000,000 shares authorized, no shares issued
     or outstanding                                                           -
  Common stock, $0.001 par value,
     100,000,000 shares authorized,
     13,550,000 shares issued and outstanding                            13,550
  Additional paid in capital                                          3,635,043
  Deficit accumulated during the
     development stage                                               (4,274,464)
                                                                    ------------
                                                                       (625,871)
                                                                    ------------

                                                                    $   636,447
                                                                    ============

    The accompanying notes are an integral part of the financial statements.


                                           NETSTAFF, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF OPERATIONS
                                                                                    OCTOBER 7, 1996
                                                                                      (INCEPTION)
                                                      THREE MONTHS   THREE MONTHS      THROUGH
                                                     ENDED MARCH 31, ENDED MARCH 31,   MARCH 31,
                                                         2001            2000            2001
                                                     -------------   -------------   -------------

REVENUE                                              $          -   $           -    $     16,100

COST AND EXPENSES
  General and administrative                              178,762         519,984       3,305,611
  Stock compensation expense                                    -               -         881,500
  Depreciation and amortization                             5,174           2,912          90,376
                                                     -------------   -------------   -------------

(LOSS) FROM OPERATIONS                                   (183,936)       (522,896)     (4,261,387)
                                                     -------------   -------------   -------------

OTHER INCOME (EXPENSE)
  Office sub-lease income                                       -               -          92,513
  Interest income                                               -               -          12,693
  Loss on disposal of proprietary software                      -               -        (118,283)
                                                     -------------   -------------   -------------
                                                                -               -         (13,077)
                                                     -------------   -------------   -------------

Net (loss)                                               (183,936)       (522,896)     (4,274,464)
                                                     =============   =============   =============

PER SHARE INFORMATION
  Weighted average number
  of common shares outstanding - basic and diluted     13,520,695      13,500,000       8,169,521
                                                     =============   =============   =============

Net (loss) per common share - basic and diluted      $      (0.01)   $      (0.04)   $      (0.52)
                                                     =============   =============   =============

         The accompanying notes are an integral part of the financial statements.

                                                 F-2


                                                          NETSTAFF, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENTS OF CASH FLOWS
                                                                                                      OCTOBER 7, 1996
                                                                                                        (INCEPTION)
                                                                        THREE MONTHS     THREE MONTHS     THROUGH
                                                                       ENDED MARCH 31,  ENDED MARCH 31,   MARCH 31,
                                                                             2001           2000           2001
                                                                         ------------   ------------   ------------
Cash flows from operating activities:
  Net cash (used in) operating activities                                $  (169,499)   $  (515,866)   $(2,633,632)
                                                                         ------------   ------------   ------------

Cash flows from investing activities:
  Purchase of property and equipment                                               -        (44,471)      (452,208)
  Purchase of trademarks                                                           -              -        (16,269)
                                                                         ------------   ------------   ------------
Net cash (used in) investing activities                                            -        (44,471)      (468,477)
                                                                         ------------   ------------   ------------

Cash flows from financing activities:
  Increase (decrease) in notes payable                                       500,000              -        500,000
  Increase (decrease) in notes payable - related party                        30,000        (79,900)       456,832
  Issuance of preferred stock                                                      -              -         35,000
  Proceeds from the sale of common stock                                           -        500,000      2,471,048
                                                                         ------------   ------------   ------------
Net cash provided by financing activities                                    530,000        420,100      3,462,880
                                                                         ------------   ------------   ------------

Net increase (decrease) in cash                                              360,501       (140,237)       360,771

Beginning cash                                                                   270        928,655              -

                                                                         ------------   ------------   ------------
Ending cash                                                              $   360,771    $   788,418    $   360,771
                                                                         ============   ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
   Interest                                                              $         -    $         -    $    20,115
                                                                         ============   ============   ============
   Income taxes                                                          $         -    $         -    $         -
                                                                         ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

Cancellation of common stock subscriptions                               $         -    $         -    $    90,000
                                                                         ============   ============   ============
Common stock issued in conversion of  loans                              $         -    $         -    $   161,000
                                                                         ============   ============   ============
Warrants issued for conversion of loan                                   $         -    $         -    $   100,000
                                                                         ============   ============   ============

              The accompanying notes are an integral part of the financial statements.

                                 NETSTAFF, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB for the year ended December 31, 2000.

NOTE 2: EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

NOTE 3. NOTE PAYABLE

In March 2001 the Company issued $500,000 of 12% secured convertible debentures due in March 2002. The debentures are accompanied by warrants to purchase up to 1,000,000 shares of common stock. The net proceeds received by the Company, after payment of related expenses, was $424,900.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with our financial statements and notes to financial statements included elsewhere in this Quarterly Report on Form 10-QSB. This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

OVERVIEW

         On December 17, 1999, we acquired NetStaff, Inc., a Delaware corporation, or NetStaff Delaware, through a merger involving the exchange by the former stockholders of NetStaff Delaware of all of the outstanding shares of that company for newly issued shares of our company representing a majority interest in our company. Concurrent with the merger, we changed our name to NetStaff, Inc. Prior to the merger, we had no significant operations and had not commenced any operational activities. Pursuant to the merger, however, we acquired the properties, intellectual property rights, operations, assets, liabilities and obligations of NetStaff Delaware.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         We did not generate any revenues for the quarters ended March 31, 2001 or March 31, 2000. Total expenses decreased by $338,960 (184%) to $183,936 for the quarter ended March 31, 2001 as compared to $522,896 for the corresponding quarter in 2000. This decrease was primarily attributable to decreases in our general and administrative expenses, which decreased by $341,222 to $178,762 for the quarter ended March 31, 2001 as compared to $519,984 for the corresponding quarter in 2000. During the year ended December 31, 2000, we laid off a majority of our employees and focused on raising capital to operate our business. Our depreciation and amortization costs increased to $5,174 for the first quarter in 2001 as compared to $2,912 for the corresponding quarter in 2000, primarily due to an increase in amortization of our proprietary software.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred significant net losses and negative cash flows from our inception as a result of the development and initial testing of our business model and operations. We have funded these losses primarily from cash investments by our founders and loans by third parties.

         As of March 31, 2001, we had negative working capital of $901,547 and an accumulated deficit of $4,274,464. As of that date, we had $360,771 in cash and no accounts receivable.

         Cash used in our operating activities totaled $169,499 for the quarter ended March 31, 2001 as compared to $515,866 for the quarter ended March 31, 2000. This decrease was primarily due to an overall decrease in the level of operating expenses.

         Cash used in our investing activities totaled $44,471 for the quarter ended March 31, 2000 due to our acquisition of property and equipment. We did not have any investing activities during the quarter ended March 31, 2001.

         Cash provided by our financing activities totaled $530,000 for the quarter ended March 31, 2001 as compared to $420,100 for the quarter ended March 31, 2000. The amount for 2001 consisted primarily of proceeds from the issuance of debentures and corresponding warrants.

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

         Our financial statements included in this quarterly report have been prepared assuming we will continue as a going concern. We have experienced significant operating losses since our inception. In addition, we have both working capital and shareholders' deficiencies. These factors raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to include in their report for the year ended December 31, 2000 an explanatory paragraph related to our ability to continue as a going concern. The financial statements included in this annual report do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that we will be profitable or that we will be able to generate necessary capital in the future.

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

         We also depend on the growing use of the Internet for recruiting, staffing and hiring purposes and on general economic conditions. If we cannot appropriately address these risks and uncertainties and the other risk factors addressed in this quarterly report, or if we are unable to execute our strategy, we may not be successful.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT THAT MAY CONTINUE IN THE FUTURE AND THAT MAY ADVERSELY IMPACT OUR BUSINESS AND OUR SHAREHOLDERS.

         Our financial statements have been prepared assuming we will continue as a going concern. We incurred significant net operating losses in the years ended December 31, 2000 and 1999 of $3,036,713 and $311,003, respectively. At December 31, 2000, we had an accumulated deficit of $4,090,528. These factors raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their opinion to include an explanatory paragraph related to our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We expect to continue to lose money in the foreseeable future because we anticipate incurring significant expenses in connection with building NetStaff(R) brand awareness, expanding content on our website, rapidly expanding management and other personnel, developing strategic relationships and improving products and services. Although we expect our revenues to grow in the future, there can be no assurance that revenues will grow or that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, there can be no assurance that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to achieve or sustain profitability. This, along with the explanatory paragraph contained in our audit report prepared by our independent certified public accountants for the year ended December 31, 2000, could impede our ability to raise capital through debt or equity financing to the extent needed for our continued operations or for planned expansion. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

         Our financial statements have been prepared assuming we will continue as a going concern. Historically, we have relied upon cash investments by our founders and loans from third parties to fund most of the cash requirements of our operating activities. Because we expect to generate losses for the foreseeable future, we do not expect that income from our operations will be sufficient to meet our capital needs. We expect to raise funds in the future in order to grow our business. Our ability to obtain financing will depend upon a number of factors including, but not limited to, market and economic conditions, our financial condition and operating performance, and investor sentiment. These factors, along with the explanatory paragraph contained in our audit report prepared by our independent certified public accountants for the year ended December 31, 2000, may make the timing, amount, terms and conditions of additional financing unattractive for us. If financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote the NetStaff(R) brand, develop or enhance our website, products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our ongoing business. If we are able to raise funds, and we do so by issuing equity securities, holders of our common stock may experience significant dilution of their ownership interest, and holders of these newly issued securities may have rights senior to those of the current holders of our common stock. If we obtain financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

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

         We intend to pursue growth, through acquisitions and otherwise, as part of our business strategy. Our growth will present numerous administrative and operational challenges, including the management of an expanding client base, the assimilation of financial reporting systems, increased pressure on our senior management and increased demand on our systems and internal controls. There can be no assurance that we will be able to effectively and efficiently manage our growth. Our inability to manage our growth effectively and efficiently could cause us to incur unforeseen costs, time delays or otherwise adversely impact our business.

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

         As of May 8, 2001, we had outstanding 13,700,000 shares of common stock, and debentures and warrants that were exercisable for or convertible into approximately 37,547,435 shares of common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price for our common stock.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In March 2001, we issued an aggregate of $500,000 of our 12% secured convertible debentures due March 27, 2002, in a private offering to two accredited investors. The debentures were accompanied by warrants to purchase up to 1,000,000 shares of our common stock. The debentures are convertible into shares of common stock at the lesser of $0.05 per share and 50% of the average of the lowest three inter-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion, and the warrants are exercisable into shares of common stock at the lesser of $0.02 per share and the average of the lowest three inter-day trading prices of a share of common stock during the 20 trading days immediately preceding exercise. AJW Partners, LLC purchased $325,000 of these debentures and received a proportionate number of the accompanying warrants, and New Millennium Capital Partners II, LLC purchased $175,000 of these debentures and received a proportionate number of the accompanying warrants.

         Exemption from the registration provisions of the Securities Act of 1933, as amended, for the transaction described above is claimed under Section 4(2) of the Securities Act, among others, on the basis that such transaction did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

ITEM 3. DEFAULTS UPON SENIOR INDEBTEDNESS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.


     EXHIBIT NO.             DESCRIPTION
     -----------             -----------

         4.1 Secured Convertible Debenture issued by the Registrant to New Millennium Capital Partners II, LLC on March 27, 2001*

         4.2 Secured Convertible Debenture issued by the Registrant to AJW Partners, LLC on March 27, 2001*

         4.3 Stock Purchase Warrant issued by the Registrant to New Millennium Capital Partners II, LLC on March 27, 2001*

         4.4 Stock Purchase Warrant issued by the Registrant to AJW Partners, LLC on March 27, 2001*

         10.1 Lease Addendum, undated, between the Registrant and Michael J. Kirsch*

         10.2 Securities Purchase Agreement, dated as of March 27, 2001, among the Registrant, New Millennium Capital Partners II, LLC and AJW Partners, LLC*

         10.3 Registration Rights Agreement, dated as of March 27, 2001, among the Registrant, New Millennium Capital Partners II, LLC and AJW Partners, LLC*

         10.4 Security Agreement, dated as of March 27, 2001, among the Registrant, New Millennium Capital Partners II, LLC and AJW Partners, LLC*

         10.5 Guaranty and Pledge Agreement, dated as of March 27, 2001, among the Registrant, Patrick Rylee, New Millennium Capital Partners II, LLC and AJW Partners, LLC*

----------------
* Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 30, 2001, and incorporated herein by reference.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NETSTAFF, INC.


Date:  May 14, 2001                     By: /s/ Patrick Rylee
                                            ----------------------------------
                                            Patrick Rylee, President, Chief
                                            Executive Officer and Acting Chief
                                            Financial Officer (Principal
                                            Financial Officer)