Form 10QSB
period 2001-06-30
NETSTAFF INC/IN
filed 2001-10-05
CIK 1081370

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
            For the transition period from __________ to ___________

                         COMMISSION FILE NUMBER: 0-25881
                                 NETSTAFF, INC.
        (Exact name of small business issuer as specified in its charter)

                INDIANA                                 35-2065470
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

                     701 HEMLOCK, MILLBRAE, CALIFORNIA 94030
                    (Address of principal executive offices)

                                 (415) 908-1000
                           (Issuer's telephone number)


                                      NONE
        (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 13,700,000 on September 25, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheet as of June 30, 2001 (unaudited)...................   F-1

          Statements of Operations for the three months ended
          June 30, 2001 and 2000, the six months ended June 30, 2001 and 2000, and for the period October 7, 1996 (inception)
          through June 30, 3001 (unaudited)...............................   F-2

          Statements of Cash Flows for the six months ended June 30,
          2001 and 2000 and the period October 7, 1996 (inception)
          through June 30, 2001 (unaudited)...............................   F-3

          Notes to Financial Statements (unaudited).......................   F-4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................     3


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...............................................    13

Item 2.   Changes in Securities and Use of Proceeds.......................    13

Item 3.   Defaults Upon Senior Indebtedness...............................    13

Item 4.   Submission of Matters to a Vote of Security Holders.............    13

Item 5.   Other Information...............................................    13

Item 6.   Exhibits and Reports on Form 8-K................................    13

Signatures................................................................    14

ITEM 1.  FINANCIAL STATEMENTS.

                                 NETSTAFF, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)

                                     ASSETS

PROPERTY AND EQUIPMENT, net                                             227,145

TRADEMARK, net of accumulated amortization of $3,213                     13,057

OTHER ASSETS                                                                800
                                                                    ------------

                                                                    $   241,002
                                                                    ============


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $   466,426
  Accounts payable - related party                                      122,788
  Note payable                                                          500,000
  Note payable - related party                                           83,200
                                                                    ------------
    Total current liabilities                                         1,172,414
                                                                    ------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $0.001 par value,
     20,000,000 shares authorized, no shares issued or outstanding           --
  Common stock, $0.001 par value, 100,000,000 shares authorized,
     13,700,000 shares issued and outstanding                            13,700
  Additional paid in capital                                          3,641,928
  Deficit accumulated during the development stage                   (4,587,040)
                                                                    ------------
                                                                       (931,412)
                                                                    ------------

                                                                    $   241,002
                                                                    ============

    The accompanying notes are an integral part of the financial statements.

                                                     NETSTAFF, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                                                                               OCTOBER 7,
                                                                                                                 1996
                                                                                                              (INCEPTION)
                                                      THREE MONTHS                      SIX MONTHS              THROUGH
                                             ENDED JUNE 30,  ENDED JUNE 30,  ENDED JUNE 30,  ENDED JUNE 30,     JUNE 30,
                                                 2001            2000            2001            2000            2001
                                             -------------   -------------   -------------   -------------   -------------
REVENUE                                      $         --    $         --    $         --    $         --    $     16,100

COST AND EXPENSES
  General and administrative                      261,120         697,290         400,634       1,221,538       3,523,762
  Stock compensation expense                        7,035              --           7,035              --         888,535
  Depreciation and amortization                    22,074          31,566          44,148          34,478         129,350
                                             -------------   -------------   -------------   -------------   -------------

(LOSS) FROM OPERATIONS                           (290,229)       (728,856)       (451,817)     (1,256,016)     (4,525,547)
                                             -------------   -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE)
  Office sub-lease income                              --              --              --              --          92,513
  Interest income                                      --           5,332              --          11,335          12,693
  Interest expense                                (22,347)         (1,983)        (44,694)         (3,722)        (48,416)
  Loss on disposal of proprietary software             --        (118,283)             --        (118,283)       (118,283)
                                             -------------   -------------   -------------   -------------   -------------
                                                  (22,347)       (114,934)        (44,694)       (110,670)        (61,493)
                                             -------------   -------------   -------------   -------------   -------------

Net (loss)                                       (312,576)       (843,790)       (496,511)     (1,366,686)     (4,587,040)
                                             =============   =============   =============   =============   =============

PER SHARE INFORMATION
  Weighted average number of common
  shares outstanding - basic and diluted       13,700,000      13,500,000      13,625,000      13,500,000       8,447,817
                                             =============   =============   =============   =============   =============

Net (loss) per common share - basic
and diluted                                  $      (0.02)   $      (0.06)   $      (0.04)   $      (0.10)   $      (0.54)
                                             =============   =============   =============   =============   =============

                        The accompanying notes are an integral part of the financial statements.

                                                           F-2

                                      NETSTAFF, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                                        OCTOBER 7,
                                                                                           1996
                                                                                        (INCEPTION)
                                                                                         THROUGH
                                                          SIX MONTHS ENDED JUNE 30,      MARCH 31,
                                                             2001           2000           2001
                                                         ------------   ------------   ------------
Cash flows from operating activities:
  Net cash (used in) operating activities                $  (420,270)   $(1,244,831)   $(2,884,403)
                                                         ------------   ------------   ------------

Cash flows from investing activities:
  Purchase of property and equipment                              --       (278,184)      (452,208)
  Purchase of trademarks                                          --             --        (16,269)
                                                         ------------   ------------   ------------
Net cash (used in) investing activities                           --       (278,184)      (468,477)
                                                         ------------   ------------   ------------

Cash flows from financing activities:
  Increase (decrease) in notes payable                       500,000             --        500,000
  Increase (decrease) in notes payable - related party       (80,000)       (99,729)       346,832
  Issuance of preferred stock                                     --             --         35,000
  Proceeds from the sale of common stock                          --        850,000      2,471,048
                                                         ------------   ------------   ------------
Net cash provided by financing activities                    420,000        750,271      3,352,880
                                                         ------------   ------------   ------------

Net increase (decrease) in cash                                 (270)      (772,744)            --

Beginning cash                                                    --        928,655             --

                                                         ------------   ------------   ------------
Ending cash                                              $      (270)   $   155,911    $        --
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

Reclassification

Certain amounts from prior quarters financial statements have been reclassified to conform to current quarter presentation.

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

         Any of the factors described above or in the "Risk Factors" section below could cause our financial results to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

         Until recently, our business has consisted of providing an Internet-based multiple listing service for the professional staffing industry - the NetStaff(R) MLS. The NetStaff(R) MLS brings together the resources of the staffing industry with the needs of the corporate human resources community, primarily by offering an aggregated database of prequalified screened candidates from staffing companies that register with the NetStaff(R) MLS to employers that have access to our staffing industry Internet portal. We planned to earn a fee from staffing companies upon the successful placement of a candidate through the NetStaff(R) MLS.

         Due to adverse economic conditions during the past year, the demand for candidates has decreased, resulting in a decrease in the potential demand for our staffing services. As a result, during the first two quarters of 2001, we did not generate any revenues. In addition, during the quarter ended June 30, 2001, we experienced significant cash flow problems, and have been only marginally successful in raising capital to fund our daily operations. As a result of the current adverse economic conditions in the staffing industry and our current capital constraints, we have changed our focus from marketing our NetStaff(R) MLS to further developing our business strategy and licensing our software in an effort to generate revenues. In addition, we are actively pursuing potential acquisition candidates and additional funding from investors. No assurance can be given that we will be successful in developing a viable business strategy or licensing our software. Accordingly, there can be no assurance that we will successfully generate any revenues or raise funds necessary to continue to operate.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         We did not generate any revenues for the quarters ended June 30, 2001 or June 30, 2000. Total expenses decreased by $438,627(151%) to $290,229 for the quarter ended June 31, 2001 as compared to $728,856 for the corresponding quarter in 2000. This decrease was primarily attributable to decreases in our general and administrative expenses, which decreased by $436,170 to $261,120 for the quarter ended June 30, 2001, as compared to $697,290 for the corresponding quarter in 2000. During the year ended December 31, 2000, we laid off a majority of our employees and focused on raising capital to operate our business. In addition, our depreciation and amortization costs decreased to $22,074 for the second quarter in 2001 as compared to $31,566 for the corresponding quarter in 2000, primarily due to a decrease in property and equipment.

         Our net loss decreased by $531,214 (170%) to $312,576 for the quarter ended June 30, 2001 as compared to $843,790 for the quarter ended June 30, 2000.

         SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30,
         2000

         We did not generate any revenues for the six months ended June 30, 2001 or June 30, 2000. Total expenses decreased by $804,199 (178%) to $451,817 for the six months ended June 31, 2001 as compared to $1,256,016 for the corresponding six months in 2000. This decrease was primarily attributable to decreases in our general and administrative expenses, which decreased by $820,904 to $400,634 for the six months ended June 30, 2001 as compared to $1,221,538 for the corresponding quarter in 2000.

         Our net loss decreased by $870,175 (175%) to $496,511 for the six months ended June 30, 2001 as compared to $1,366,686 for the quarter ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred significant net losses and negative cash flows from our inception as a result of the development and testing of our business model. We have funded these losses primarily from cash investments by our senior executives and loans by third parties.

         As of June 30, 2001, we had negative working capital of $1,172,414 and an accumulated deficit of $4,587,040. As of that date, we had no cash and no accounts receivable.

         Cash used in our operating activities totaled $420,270 for the six months ended June 30, 2001 as compared to $1,244,831 for the six months ended June 30, 2000. This decrease was primarily due to an overall decrease in the level of operating expenses as a result of curtailing our operations.

         Cash used in our investing activities totaled $278,184 for the six months ended June 30, 2000, primarily due to the development of proprietary software. We did not have any investing activities during the six months ended June 30, 2001.

         We received net proceeds of $420,000 from our financing activities during the six months ended June 30, 2001, primarily attributable to the proceeds from the sale of convertible debentures, as compared to $750,271 which we received during the six months ended June 30, 2000, primarily from proceeds from stock subscriptions.

         In March 2001, we issued $500,000 of our 12% Secured Convertible Debentures to two accredited investors. The debentures were accompanied by warrants to purchase up to 1,000,000 shares of our common stock, which are exercisable at a price per share equal to the lesser of $0.02 and the average of the lowest three inter-day trading prices on the Over-the-Counter Bulletin Board during the twenty trading days immediately prior to the exercise. The net proceeds of that offering, after payment of related expenses, were approximately $424,900. In August 2001, we issued to the same investors additional convertible debentures, in the aggregate amount of $50,000, together with warrants to purchase an aggregate of 100,000 shares of our common stock. The warrants are exercisable at a price per share equal to the lesser of $0.01 and the average of the lowest three inter-day trading prices on the Over-the-Counter Bulletin Board during the twenty trading days immediately prior to the exercise. To the extent debentures issued by us are converted into shares of common stock, we will not be obligated to repay the converted amounts.

         We have experienced significant operating losses since our inception. In addition, we have both working capital and shareholders' deficiencies. Because we have effectively ceased marketing and promoting the NetStaff(R) MLS to potential employers and staffing companies, and are instead focusing on developing our business strategy, we do not require substantial funding for our daily operations. However, we will require additional sources of liquidity through debt and/or equity financing to fund our plans for future operations. We continue to have discussions with recent investors who have indicated a willingness to invest additional funds. However, we currently do not have any commitments for additional financing, and there can be no assurance that we will be successful in our capital raising efforts or that we will be profitable. In addition, any future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. If we are unable to raise additional capital in the near future, we may not have sufficient capital to continue as a going concern.

RISK FACTORS

                          RISKS RELATED TO OUR COMPANY

We have incurred operating losses, expect continued losses and may not achieve profitability. If we continue to lose money, we may have to cease our operations.

         Our financial statements have been prepared assuming we will continue as a going concern. Historically, we have incurred losses and experienced negative cash flow. At June 30, 2001 we had an accumulated deficit of $4,580,005. We expect to continue to lose money in the foreseeable future and may never achieve or sustain profitability. This could impede our ability to raise capital through debt or equity financing to the extent needed for our continued operations, including the development of our new business strategy. Future losses and negative cash flow may require us to cease all operations.

We need and may be unable to obtain additional funding on satisfactory terms, which could interfere with our existing and planned operations, dilute our shareholders or impose burdensome financial restrictions on our business.

         Historically, we have relied upon cash investments by our senior executives and loans from third parties to fund most of the cash requirements of our operating activities. Because we expect to generate losses for the foreseeable future, we do not expect that income from our operations will be sufficient to meet our capital needs. We expect to raise funds in the future in order to continue our operations. Our ability to obtain financing will depend upon a number of factors including, but not limited to, market and economic conditions, our financial condition and operating performance, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations, successfully promote the NetStaff(R) brand, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our ongoing business. If we are able to raise funds, and we do so by issuing equity securities, holders of our common stock may experience significant dilution of their ownership interest, and holders of these newly issued securities may have rights senior to those of the current holders of our common stock. If we obtain financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

Decreases in our stock price could result in substantial losses for investors purchasing shares of our stock and could result in litigation against us.

         The stock market in general and the market prices of shares in technology companies, particularly those such as ours that offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated to the operating performance of such companies. The trading price of our common stock has fluctuated widely in the past and is likely to continue to be volatile and subject to fluctuations in response to quarterly variations in results of operations, adverse business developments, changes in financial estimates by securities analysts, investor perception of the company and online recruiting and staffing services in general, announcements by competitors of new products and services, general economic conditions both in the United States and in foreign countries, or other events or factors, many of which are beyond our control.

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

The conversion ratio of certain of our outstanding convertible securities is based upon the fluctuating market price of our common stock, and there is no ceiling on the number of shares of our common stock that are issuable upon exercise of such convertible securities. Conversion of the convertible securities could substantially dilute our shareholders' investments.

         In March, 2001 we had issued $500,000 of convertible debentures to two accredited investors. We also issued an aggregate of $50,000 of convertible debentures to the same investors in August 2001. The debentures are convertible into the number of shares of common stock as is determined by dividing the sum of the outstanding principal amount and the amount of accrued and unpaid interest thereon by the then current conversion price. The conversion price is equal to the lesser of $0.05 or 50% of the average of the lowest three inter-day trading prices for our common stock during the twenty trading day period ending one trading day prior to the date of conversion. As of September 25, 2001, the debentures were convertible into approximately 116,069,042 shares of our common stock, but this number could prove to be greater in the event of a decrease in the trading price of our common stock. Our shareholders could therefor experience substantial dilution of their investment upon conversion of the debentures.

If the holders of our convertible securities engage in "short sales" of our common stock, including sales of shares to be issued upon conversion of their convertible securities, the value of our common stock may decline.

         In March 2001, we issued an aggregate of $500,000 of convertible debentures, together with warrants to purchase up to 1,000,000 shares of our common stock. The debentures are convertible at the lesser of (i) $0.05 per share or (ii) 50% multiplied by the average of the lowest three inter-day trading prices of our common stock on the Over-the-Counter Bulletin Board during the twenty trading days ending one day before conversion.

         In August 2001, we issued an aggregate of $50,000 of convertible debentures, together with warrants to purchase up to 100,000 shares of our common stock. The debentures are convertible at the lesser of (i) $0.01 per share or (ii) 50% multiplied by the average of the lowest three inter-day trading prices of our common stock on the Over-the-Counter Bulleting Board during the twenty trading days ending one day before conversion.

         The following table discloses the number of shares of our common stock that are issuable upon the conversion or exercise of the convertible securities, at various conversion prices. For purposes of this table, we use September 25, 2001 as the date for determining the number of shares outstanding and for calculating the accrued interest on the convertible debentures.

           ----------------- -------------------------------------- ------------------------------
                             NUMBER OF SHARES OF COMMON  STOCK
           CONVERSION PRICE  ISSUABLE UPON CONVERSION AND EXERCISE
                             OF THE CONVERTIBLE SECURITIES          PERCENT OF OUTSTANDING SHARES
           ----------------- -------------------------------------- ------------------------------

           $0.005             117,169,042                             89.5%
           ----------------- -------------------------------------- ------------------------------

           $0.0075             78,479,361                             85.1%
           ----------------- -------------------------------------- ------------------------------

           $0.01               59,134,521                             81.2%
           ----------------- -------------------------------------- ------------------------------

         Because of the fluctuating conversion and exercise prices, investors may engage in "short sales" of our common stock. Selling short is a technique used by an investor to take advantage of an anticipated decline in the price of a security, and a significant number of short sales can create a downward pressure on the price of the security. If our security holders sell large volumes of our common stock within a relatively short period of time, the market price of our common stock may decrease and allow the holders of such convertible debentures and warrants to convert their debentures and warrants into a greater amount of our common stock. Further sales of the common stock issued upon conversion could cause even greater declines in the price of our common stock. The downward pressure on the market price caused by conversion of the convertible debentures and exercise of the warrants, and the sale of the underlying common stock, could encourage short sales by investors and further undermine the value of our common stock.

Future sales of our common stock may negatively affect our stock price and make it difficult for us to raise capital through sales of equity securities.

         As of September 25, 2001, we had outstanding 13,700,000 shares of common stock, and debentures and warrants that were exercisable for or convertible into approximately 117,169,042 shares of common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price for our common stock. Certain shareholders hold large amounts of shares which they are able to sell in the public market. Although some of the shares held by these shareholders may be subject to restrictions on resale under Rule 144 of the Securities Act of 1933, as amended, as these restrictions end, significant resales of these shares could cause the market price of our common stock to decline regardless of the performance of our business. These sales also might make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

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

                          RISKS RELATED TO OUR BUSINESS

         The following risk factors assume we will be successful in raising additional capital to continue our business.

Government regulation of Internet commerce may result in the imposition of fines, penalties, taxes or other costs or consequences that may reduce our future earnings and cause a reduction in the market value of our common stock.

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

Our inability to anticipate changes in the online staffing and recruiting market could have a material adverse effect on our business, results of operations and financial condition.

         In order to be successful, we must be able to anticipate changes in the market in which we compete, and be able to adequately adapt to such changes in order to attract and retain clients. If we are unable to attract and retain employer and staffing company clients, or if current employers and staffing companies decide to discontinue their relationship with us, and we are unable to replace them with new employers and staffing companies, our revenues could decrease or grow at a slower rate than expected.

If our business model is not successful, our revenues could decrease or grow at a slower rate than expected.

         Our current business model depends on recurring revenue from employers and staffing companies using our website, and staffing companies paying us fees associated with a successful placement. This revenue model and profit potential in an online context are unproven. It is possible that we will be required to further adapt our business model in response to competition, additional changes in the online staffing and recruiting market or if the current business model is not successful. If our business model is not successful or if we must change our business model, our business, financial condition and results of operation could be adversely affected.

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

         We believe it is critical to establish, maintain and strengthen our NetStaff(R) reputation and brand in order to further establish and expand our client base. We also believe that as the markets in which we compete become increasingly competitive, the importance of reputation and brand will increase. In order to strenghthen our reputation and brand, we plan to focus our marketing efforts on what we believe are prominent staffing industry and human resource trade journals, and websites that relate to these markets. If our brand-building efforts are unsuccessful, we may not experience an increase in Internet traffic needed to build our client base which, in turn, is needed to generate sufficient revenues to offset the increase in expenses related to the expansion of our business. As a result, our operating results and financial condition could be adversely affected. Our portal will be more attractive to staffing companies if we can provide content that will enable them to more efficiently operate their day-to-day business. Accordingly, we intend to introduce additional and enhanced content offerings, interactive tools and other services and features in the future in an effort to retain our current clients and to attract new ones. Our reputation and brand name could be adversely affected if we are unable to successfully enhance our portal.

If we are unable to establish and maintain alliances with other Internet-based companies, the growth of our business could be limited.

         We have entered into and we expect to continue to enter into arrangements with third parties to increase our database, bring traffic to our website and enhance our brand. In July 2001, we entered into a relationship with PurchasePro, a business-to-business company that operates as a networking source for Internet-based companies. We anticipate that this relationship will bring potential employers to our website to establish relationships with our client staffing companies. We cannot determine with certainty whether we will be successful in entering into strategic alliances or that any relationships, if entered into, will be on terms favorable to us.

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

Our business could be adversely affected if we are unable to attract, retain and motivate qualified personnel.

         Our success depends in part on our ability to recruit, train, assimilate and retain qualified employees whose efforts and abilities result in the generation of clients and business. Our inability to attract and retain quality personnel could have a material adverse effect on our business, financial condition and results of operations.

Online security breaches may damage our reputation, which damage would have a material adverse effect on our business, results of operations and financial condition.

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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.           DEFAULTS UPON SENIOR INDEBTEDNESS.

         We are currently in default under the terms of certain convertible debentures that we issued to two investors in March 2001. The debentures required our company to file a registration statement with the Securities and Exchange Commission, registering certain shares of common stock underlying the convertible debentures and warrants issued in March 2001, and obtain effectiveness of the registration statement within 120 days after the issuance of the convertible debentures and warrants. We filed a registration statement on Form SB-2 with the Securities and Exchange Commission on May 1, 2001, but have not yet obtained effectiveness of the registration statement. Because of such default, the holders of a majority of the aggregate principal amount of the debentures may, at their option, declare the debentures immediately due and payable, and impose certain penalties on our company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.           OTHER INFORMATION.

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit No.          Description
                  -----------          -----------

                  10.1                 PurchasePro Marketplace User Terms of Use

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NETSTAFF, INC.


Date:  October 5, 2001         /s/ Patrick Rylee
                               -------------------------------------------------
                               Patrick Rylee, President, Chief Executive Officer
                               and Acting Chief Financial Officer (Principal
                               Financial Officer)

                                  EXHIBIT INDEX


         Exhibit No.        Description
         -----------        -----------

         10.1               PurchasePro Marketplace User Terms of Use